Form 10-Q
period 2024-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2024-08-02
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

March 31,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of August 1, 2024
Class A common stock	361,354,955

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(unaudited)		(unaudited)
Revenues
Admissions	$564.4	$744.1	$1,094.9	$1,278.2
Food and beverage	367.1	488.2	688.3	816.9
Other theatre	99.1	115.6	198.8	207.2
Total revenues	1,030.6	1,347.9	1,982.0	2,302.3
Operating costs and expenses
Film exhibition costs	272.3	383.1	511.6	629.3
Food and beverage costs	69.9	91.7	132.9	153.1
Operating expense, excluding depreciation and amortization below	389.5	412.0	783.3	795.2
Rent	218.4	220.8	442.9	426.5
General and administrative:
Merger, acquisition and other costs	0.1	0.6	—	0.8
Other, excluding depreciation and amortization below	49.0	58.1	106.7	130.4
Depreciation and amortization	78.8	96.8	160.4	190.4
Operating costs and expenses	1,078.0	1,263.1	2,137.8	2,325.7
Operating income (loss)	(47.4)	84.8	(155.8)	(23.4)
Other expense (income), net
Other expense (income)	(108.2)	(31.9)	(151.0)	5.9
Interest expense:
Corporate borrowings	89.2	92.0	180.2	182.7
Finance lease obligations	0.6	1.0	1.5	1.9
Non-cash NCM exhibitor services agreement	9.2	9.6	18.5	19.1
Investment expense (income)	(6.1)	5.1	(11.2)	(8.4)
Total other expense (income), net	(15.3)	75.8	38.0	201.2
Earnings (loss) before income taxes	(32.1)	9.0	(193.8)	(224.6)
Income tax provision	0.7	0.4	2.5	2.3
Net earnings (loss)	$(32.8)	$8.6	$(196.3)	$(226.9)
Net earnings (loss) per share:
Basic	$(0.10)	$0.06	$(0.67)	$(1.57)
Diluted	$(0.10)	$0.06	$(0.67)	$(1.57)
Average shares outstanding:
Basic (in thousands)	321,581	151,302	292,496	144,387
Diluted (in thousands)	321,581	151,347	292,496	144,387

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

	(unaudited)		(unaudited)
Net earnings (loss)	$(32.8)	$8.6	$(196.3)	$(226.9)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	2.7	(40.0)	(33.1)	(47.2)
Pension adjustments:
Net loss (gain) arising during the period	0.1	—	0.5	(0.1)
Other comprehensive income (loss)	2.8	(40.0)	(32.6)	(47.3)
Total comprehensive loss	$(30.0)	$(31.4)	$(228.9)	$(274.2)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$770.3	$884.3
Restricted cash	48.3	27.1
Receivables, net	156.0	203.7
Other current assets	100.9	88.0
Total current assets	1,075.5	1,203.1
Property, net	1,478.9	1,560.4
Operating lease right-of-use assets, net	3,371.7	3,544.5
Intangible assets, net	145.5	146.7
Goodwill	2,325.5	2,358.7
Other long-term assets	197.6	195.8
Total assets	$8,594.7	$9,009.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$301.1	$320.5
Accrued expenses and other liabilities	311.4	350.8
Deferred revenues and income	399.1	421.8
Current maturities of corporate borrowings	123.1	25.1
Current maturities of finance lease liabilities	4.3	5.4
Current maturities of operating lease liabilities	512.2	508.8
Total current liabilities	1,651.2	1,632.4
Corporate borrowings	4,212.4	4,552.3
Finance lease liabilities	46.3	50.0
Operating lease liabilities	3,773.7	4,000.7
Exhibitor services agreement	475.5	486.6
Deferred tax liability, net	33.0	32.4
Other long-term liabilities	99.2	102.7
Total liabilities	10,291.3	10,857.1
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024, and December 31, 2023	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 361,354,955 shares issued and outstanding as of June 30, 2024; 550,000,000 authorized; 260,574,392 shares issued and outstanding as of December 31, 2023)	3.6	2.6
Additional paid-in capital	6,601.1	6,221.9
Accumulated other comprehensive loss	(110.8)	(78.2)
Accumulated deficit	(8,190.5)	(7,994.2)
Total stockholders' deficit	(1,696.6)	(1,847.9)
Total liabilities and stockholders’ deficit	$8,594.7	$9,009.2

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2024	June 30, 2023

Cash flows from operating activities:	(unaudited)
Net loss	$(196.3)	$(226.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160.4	190.4
Gain on extinguishment of debt	(91.1)	(86.7)
Deferred income taxes	0.7	0.4
Unrealized loss on investments in Hycroft	0.3	10.1
Amortization of net premium on corporate borrowings to interest expense	(21.2)	(29.2)
Amortization of deferred financing costs to interest expense	4.5	4.7
Non-cash portion of stock-based compensation	8.8	33.7
Gain on disposition of Saudi Cinema Company	—	(15.5)
Equity in (earnings) loss from non-consolidated entities, net of distributions	(1.2)	0.1
Landlord contributions	15.6	8.3
Other non-cash rent benefit	(22.4)	(18.6)
Deferred rent	(33.8)	(70.4)
Net periodic benefit cost	1.1	0.8
Non-cash shareholder litigation expense	—	115.4
Change in assets and liabilities:
Receivables	41.2	33.4
Other assets	(12.7)	(29.8)
Accounts payable	(8.6)	(25.5)
Accrued expenses and other liabilities	(65.7)	(76.5)
Other, net	(2.5)	(21.5)
Net cash used in operating activities	(222.9)	(203.3)
Cash flows from investing activities:
Capital expenditures	(95.1)	(96.0)
Proceeds from disposition of Saudi Cinema Company	—	30.0
Proceeds from disposition of long-term assets	0.2	6.0
Other, net	1.4	2.6
Net cash used in investing activities	(93.5)	(57.4)
Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2026	—	(1.7)
Repurchase of Second Lien Notes due 2026	—	(82.4)
Scheduled principal payments under Term Loan due 2026	(10.0)	(10.0)
Net proceeds from equity issuances	243.0	175.7
Principal payments under finance lease obligations	(2.4)	(3.1)
Cash used to pay for deferred financing costs	(1.1)	(1.9)
Taxes paid for restricted unit withholdings	(2.2)	(14.2)
Net cash provided by financing activities	227.3	62.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3.7)	2.1
Net decrease in cash and cash equivalents and restricted cash	(92.8)	(196.2)
Cash and cash equivalents and restricted cash at beginning of period	911.4	654.4
Cash and cash equivalents and restricted cash at end of period	$818.6	$458.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$192.4	$212.0
Income taxes paid, net	$1.6	$1.8
Schedule of non-cash activities:
Construction payables at period end	$34.8	$29.0

Other third-party equity issuance costs payable	$—	$0.2
Deferred financing costs payable	$3.4	$—
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$214.3	$118.6

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying condensed consolidated balance sheet as of December 31, 2023, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures for periods prior to August 24, 2023, have been retroactively adjusted to reflect the reverse stock split. References made to AMC Preferred Equity Units have also been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares. On August 25, 2023, all of the Company’s outstanding AMC Preferred Equity Units converted into shares of Common Stock.

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

The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 36% for the six months ended June 30, 2024, compared to the six months ended June 30, 2019. Until such time as the Company is able to achieve sustainable net positive operating cash flow, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the revenues, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild – American Federation of Television and Radio Artists strike that occurred during 2023 had a negative impact in 2024 on the film slate for exhibition, the Company’s liquidity and cash burn rates. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 13—Subsequent Events for more information about various debt refinancing transactions that occurred subsequent to June 30, 2024.

The below table summarizes the various debt for equity exchange transactions that occurred during the six months ended June 30, 2024. The transactions were treated as early extinguishment of the debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$191.4	27,545,325	$91.1	$7.4

During the six months ended June 30, 2024, the Company raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through its at-the-market offering of approximately 72.5 million shares of Common Stock. The Company paid $0.7 million of other third-party issuance costs during the six months ended June 30, 2024.

Cash and Cash Equivalents. As of June 30, 2024, cash and cash equivalents for the U.S. markets and International markets were $655.7 million and $114.6 million respectively, and as of December 31, 2023, cash and cash equivalents were $752.3 million and $132.0 million, respectively.

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

	As of
(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$770.3	$884.3
Restricted cash	48.3	27.1
Total cash and cash equivalents and restricted cash in the statement of cash flows	$818.6	$911.4

As of June 30, 2024, restricted cash for the U.S. markets and International markets were $20.0 million and $28.3 million, respectively. As of December 31, 2023, restricted cash for the U.S. markets and International markets were $0 and $27.1 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2023	$(77.7)	$(0.5)	$(78.2)
Other comprehensive income (loss)	(33.1)	0.5	(32.6)
Balance June 30, 2024	$(110.8)	$—	$(110.8)

Accumulated Depreciation and Amortization. Accumulated depreciation was $3,197.1 million and $3,109.8 million as of June 30, 2024, and December 31, 2023, respectively, related to property. Accumulated amortization of intangible assets was $7.7 million and $7.3 million as of June 30, 2024, and December 31, 2023, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency transaction (gains) losses	$(0.6)	(7.5)	$2.6	(16.2)
Non-operating components of net periodic benefit cost	0.4	0.5	1.1	0.9
Gain on extinguishment - Senior Subordinated Notes due 2026	—	—	—	(2.3)
Gain on extinguishment - Second Lien Notes due 2026	(85.3)	(21.6)	(91.1)	(84.4)
Equity in earnings of non-consolidated entities	(1.0)	(0.8)	(4.7)	(2.2)
Derivative stockholder settlement	—	—	—	(14.0)
Shareholder litigation and recoveries	(19.1)	(1.2)	(19.1)	125.4
Vendor dispute settlement	—	—	(36.2)	—
Other settlement proceeds	(2.6)	—	(3.6)	—
Business interruption insurance recoveries	—	(1.3)	—	(1.3)
Total other expense (income)	$(108.2)	$(31.9)	$(151.0)	$5.9

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

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(In millions)	Consolidated Statements of Operations	2024	2023	2024	2023
Operating lease cost
Theatre properties	Rent	$195.1	$202.0	$392.8	$386.2
Theatre properties	Operating expense	0.8	0.3	1.0	0.6
Equipment	Operating expense	7.4	3.9	14.1	7.0
Office and other	General and administrative: other	1.4	1.4	2.7	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	—	0.5	0.5	1.0
Interest expense on lease liabilities	Finance lease obligations	0.6	1.0	1.5	1.9
Variable lease cost
Theatre properties	Rent	23.3	18.8	50.1	40.3
Equipment	Operating expense	16.0	20.4	29.4	33.7
Total lease cost		$244.6	$248.3	$492.1	$473.4

Cash flow and supplemental information is presented below:

	Six Months Ended
	June 30,	June 30,
(In millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.7)	$(1.6)
Operating cash flows used in operating leases	(463.7)	(494.1)
Financing cash flows used in finance leases	(2.4)	(3.1)

Landlord contributions:
Operating cash flows provided by operating leases	15.6	8.3
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	54.0	82.6
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2024:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.4	10.6%
Finance leases	13.4	6.4%

Minimum annual payments and the net present value thereof as of June 30, 2024, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Six months ending December 31, 2024	$456.2	$3.8
2025	894.0	7.1
2026	831.3	7.1
2027	766.3	7.1
2028	680.2	7.1
2029	578.6	7.1
Thereafter	2,227.6	38.6
Total lease payments	6,434.2	77.9
Less imputed interest	(2,148.3)	(27.3)
Total operating and finance lease liabilities, respectively	$4,285.9	$50.6

As of June 30, 2024, the Company had signed additional operating lease agreements for three theatres that have not yet commenced. These leases have terms ranging from 15 to 20 years and total lease payments of approximately $68.9 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the six months ended June 30, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s condensed consolidated statement of operations.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Major revenue types
Admissions	$564.4	$744.1	$1,094.9	$1,278.2
Food and beverage	367.1	488.2	688.3	816.9
Other theatre:
Screen advertising	30.2	32.3	60.5	63.2
Other	68.9	83.3	138.3	144.0
Other theatre	99.1	115.6	198.8	207.2
Total revenues	$1,030.6	$1,347.9	$1,982.0	$2,302.3

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Timing of revenue recognition
Products and services transferred at a point in time	$932.9	$1,260.4	$1,791.4	$2,132.2
Products and services transferred over time (1)	97.7	87.5	190.6	170.1
Total revenues	$1,030.6	$1,347.9	$1,982.0	$2,302.3
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of June 30, 2024, and December 31, 2023:

(In millions)	June 30, 2024	December 31, 2023
Current assets
Receivables related to contracts with customers	$83.6	$113.5
Miscellaneous receivables	72.4	90.2
Receivables, net	$156.0	$203.7

(In millions)	June 30, 2024	December 31, 2023
Current liabilities
Deferred revenues related to contracts with customers	$392.0	$415.3
Miscellaneous deferred income	7.1	6.5
Deferred revenues and income	$399.1	$421.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2023	$415.3
Cash received in advance (1)	148.5
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	10.6
Food and beverage (2)	16.3
Other theatre (2)	(1.3)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(120.6)
Food and beverage (3)	(38.0)
Other theatre (4)	(36.3)
Foreign currency translation adjustment	(2.5)
Balance June 30, 2024	$392.0

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2023	$486.6
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(11.1)
Balance June 30, 2024	$475.5
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”) and subsequent adjustments related to the NCM bankruptcy, as discussed in greater detail below. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

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

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of June 30, 2024 was $293.8 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of June 30, 2024, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $74.5 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2024:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,589.5	$(1,027.3)	$562.2	$4,662.1	$(2,303.4)	$2,358.7
Currency translation adjustment	—	—	—	(40.3)	7.1	(33.2)	(40.3)	7.1	(33.2)
Balance June 30, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,549.2	$(1,020.2)	$529.0	$4,621.8	$(2,296.3)	$2,325.5

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $15.5 million in investment income during the six months ended June 30, 2023. Investments in non-consolidated affiliates as of June 30, 2024 include interests in Digital Cinema Distribution Coalition, LLC of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS of 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, Capa Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer (“Vasteras”) of 50.0%. Through its various investments the Company has interests in four U.S. theatres and 62 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended June 30, 2024 and June 30, 2023, the Company recorded equity in earnings of non-consolidated entities of $(1.0) million and $(0.8) million, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded equity in earnings of $(4.7) million and $(2.2) million, respectively.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	June 30, 2024	December 31, 2023
Due from DCM for on-screen advertising revenue	$2.1	$3.3
Loan receivable from DCM	0.7	0.6
Due to AC JV for Fathom Events programming	(3.1)	(2.3)
Loan receivable from Vasteras	1.0	1.0
Due from Capa for on-screen advertising revenue	—	1.4
Due to Vasteras	(1.0)	(0.9)
Due to U.S. theatre partnerships	(0.7)	(0.6)

		Three Months Ended		Six Months Ended
(In millions)	Consolidated Statements of Operations	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
DCM screen advertising revenues	Other revenues	$3.3	$4.1	$6.6	$7.6
DCDC content delivery services	Operating expense	0.3	0.3	0.6	0.6
Gross exhibition cost on AC JV Fathom Events programming	Film exhibition costs	5.7	4.0	12.9	7.0
Screenvision screen advertising revenues	Other revenues	1.6	2.4	2.9	3.9

Investment in Hycroft

The Company holds approximately 2.4 million common shares of Hycroft Mining Holding Corporation (NASDAQ: HYMC) (“Hycroft”) and approximately 2.3 million warrants to purchase common shares. Each warrant is exercisable for one common share of Hycroft at a price of $10.68 per share over a 5-year term through March 2027. The preceding amounts have been adjusted for the one-for-ten reverse stock split Hycroft effectuated on November 15, 2023.

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

During the three months ended June 30, 2024 and June 30, 2023, the Company recorded unrealized (gain) loss in investment income of $(0.7) million and $5.5 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company recorded unrealized loss in investment income of $0.3 million and $10.1 million, respectively. See Note 9—Fair Value Measurements for fair value information and the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	June 30, 2024	December 31, 2023
First Lien Secured Debt:
Senior Secured Credit Facility-Term Loan due 2026 (8.444% as of June 30, 2024 and 8.474% as of December 31, 2023)	$1,895.0	$1,905.0
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
Second Lien Secured Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	777.6	968.9
Subordinated Debt:
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of June 30, 2024)	5.0	5.1
5.75% Senior Subordinated Notes due 2025	98.3	98.3
5.875% Senior Subordinated Notes due 2026	51.5	51.5
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,302.9	$4,504.3
Finance lease liabilities	50.6	55.4
Deferred financing costs	(27.5)	(31.1)
Net premium (1)	60.1	104.2
Total carrying value of corporate borrowings and finance lease liabilities	$4,386.1	$4,632.8
Less:
Current maturities of corporate borrowings	(123.1)	(25.1)
Current maturities of finance lease liabilities	(4.3)	(5.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,258.7	$4,602.3
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	June 30,	December 31,
(In millions)	2024	2023
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$86.5	$133.9
Senior Secured Credit Facility-Term Loan due 2026	(2.6)	(3.3)
12.75% Odeon Senior Secured Notes due 2027	(23.8)	(26.4)
Net premium	$60.1	$104.2

The following table provides the principal payments required and maturities of corporate borrowing as of June 30, 2024:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2024	$15.0
2025	118.3
2026	2,694.1
2027	525.5
2028	—
2029	950.0
Total	$4,302.9

Debt Repurchases and Exchanges

The below table summarizes the various debt for equity exchange transactions that occurred during the six months ended June 30, 2024. The transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$191.4	27,545,325	$91.1	$7.4

The below table summarizes the cash debt repurchase transactions during the six months ended June 30, 2023, including repurchases with a related party:

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

See Note 13—Subsequent Events for discussion of debt refinancing transactions that occurred after the balance sheet date.

Financial Covenants

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures for periods prior to August 24, 2023, have been retroactively adjusted to reflect the effect of the reverse stock split. References made to AMC Preferred Equity Units have also been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares. On August 25, 2023, all of the Company’s outstanding AMC Preferred Equity Units converted into shares of Common Stock.

Share Issuances

During the six months ended June 30, 2024, the Company raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through its at-the-market offering of approximately 72.5 million shares of Common Stock. The Company paid $0.7 million of other third-party issuance costs during the six months ended June 30, 2024.

During the six months ended June 30, 2023, the Company raised gross proceeds of approximately $114.5 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.9 million and $8.3 million, respectively, through its at-the-market offering of approximately 7.1 million shares of AMC Preferred Equity Units. The Company paid $11.0 million of other third-party issuance costs during the six months ended June 30, 2023.

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

AMC Preferred Equity Units

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock. On August 25, 2023, all outstanding AMC Preferred Equity Units were converted to Common Stock. As of June 30, 2024, the Company has 50,000,000 authorized shares of preferred stock available for issuance.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2024	2023	2024	2023
Equity classified awards:
Special awards expense	$—	$—	$2.1	$20.2
Board of directors stock award expense	1.0	—	1.0	0.9
Restricted stock unit expense	2.7	3.8	4.8	6.8
Performance stock unit expense	0.7	3.7	0.8	5.4
Total equity classified awards:	4.4	7.5	8.7	33.3
Liability classified awards:
Restricted and performance stock unit expense	0.1	0.3	0.1	0.4
Total liability classified awards:	0.1	0.3	0.1	0.4
Total stock-based compensation expense	$4.5	$7.8	$8.8	$33.7

As of June 30, 2024, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $23.4 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.2 years.

Special Awards

On February 22, 2024, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 2023 Tranche Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the six months ended June 30, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

On February 23, 2023, the Compensation Committee approved special awards in lieu of vesting of the 2022 Tranche Year PSU awards. The special awards were accounted for as modification to the 2022 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 AMC Preferred Equity Unit PSUs. This was treated as a Type 3 modification (improbable-to-probable) which requires the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the six months ended June 30, 2023, the Company recognized $20.2 million of stock compensation expense related to these awards.

Awards Granted in 2024

On June 5, 2024, the Company’s shareholders approved a new equity incentive plan (“2024 EIP”). The 2024 EIP has 25.0 million shares of Common Stock available for awards under the plan. Awards that may be granted under the 2024 EIP include options, stock appreciation rights, restricted stock awards, restricted stock units, cash awards, and other equity-based awards. The 2024 EIP will be unlimited in duration and, in the event of termination, will remain in effect as long as any shares of awards under it are outstanding and not fully vested.

On June 5, 2024, the Company’s board of directors granted awards of stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2024 EIP. Each RSU or PSU is convertible into one share of Common Stock upon vesting. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common

Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date.

The awards generally had the following features:

●	Board of Directors Stock Awards: The Company granted 195,924 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.0 million.
●	Restricted Stock Unit Awards: The Company granted 2,307,931 RSUs to certain members of management with a grant date fair value of $11.9 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: A total of 2,307,931 PSUs were awarded (“2024 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets: the Adjusted EBITDA performance target and the free cash flow performance target. The 2024 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets are met at 100%, the 2024 PSU awards will vest at 2,307,931 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA or free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation.

The equity classified 2024 PSU award grant date fair value for the 2024 Tranche Year award of 769,260 units was $4.0 million, the equity classified 2023 PSU award grant date fair value for the 2024 Tranche Year award of 105,357 units was $0.5 million and the equity classified 2022 PSU award grant date fair value for the 2024 Tranche Year award of 44,081 units was $0.2 million, measured using performance targets at 100%.

Liability Classified Awards

Certain PSUs are expected to be settled in cash and accordingly have been classified as liabilities within accrued expenses and other liabilities in the condensed consolidated balance sheets. The liability classified 2023 PSU awards for the 2024 Tranche Year were granted when the annual performance targets were set. The vesting requirements and vesting periods are identical to the equity classified awards described above. The Company recognizes expense related to these awards based on the fair value of the Common Stock shares, giving effect to the portion of services rendered during the requisite services period.

As of June 30, 2024, there were 58,101 nonvested underlying Common Stock RSUs and PSUs related to awards classified as liabilities. There are 43,524 nonvested underlying Common Stock RSUs and PSUs (2024 Tranche Year) that are currently classified as liabilities and 14,577 nonvested underlying Common Stock PSUs (2025 Tranche Year) which have not been granted for accounting purposes as the performance targets for the 2025 PSU Tranche Years have yet to be established.

The following table represents the equity classified nonvested RSU and PSU activity for the six months ended June 30, 2024:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs (3)	Fair Value
Nonvested at January 1, 2024	747,423	$44.35
Granted (1)	3,226,672	5.12
Granted - Special Award	456,226	4.42
Vested	(246,982)	43.84
Vested - Special Award	(242,360)	4.42
Forfeited	(1,089)	40.32
Cancelled (2)	(228,015)	43.86
Cancelled - Special Award (2)	(213,866)	4.42
Nonvested at June 30, 2024	3,498,009	8.23
Tranche Year 2025 awarded under the 2023 PSU award with grant date fair values to be determined in year 2025	1,643,770
Total Nonvested at June 30, 2024	5,141,779
(1)	The number of PSU shares granted under the Tranche Year 2024 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target and 100% for the free cash flow target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $2.2 million during the six months ended June 30, 2024.
(3)	Includes AMC Preferred Equity Unit RSUs and PSUs that were converted to Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2024

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
Net loss	—	—	—	—	(32.8)	(32.8)
Other comprehensive income	—	—	—	2.8	—	2.8
Debt for equity exchange	25,004,075	0.3	116.1	—	—	116.4
Share issuance	72,549,972	0.7	242.9	—	—	243.6
Stock-based compensation	195,924	—	4.4	—	—	4.4
Balances June 30, 2024	361,354,955	$3.6	$6,601.1	$(110.8)	$(8,190.5)	$(1,696.6)
(1)	Vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2023

			Preferred Stock
			Series A Convertible				Accumulated
	Class A		Participating	Depositary Shares of		Additional	Other		Total
	Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares (3)	Amount	Shares	Equity Units (3)	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2022	51,683,892	$0.5	7,245,872	72,458,706	$0.1	$5,049.8	$(77.3)	$(7,597.6)	$(2,624.5)
Net loss	—	—	—	—	—	—	—	(235.5)	(235.5)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	—	(7.3)
Share Issuance	—	—	492,880	4,928,800	—	70.5	—	—	70.5
Antara Forward Purchase Agreement (2)	—	—	1,976,213	19,762,130	—	193.7	—	—	193.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(13.1)	—	—	(13.1)
Stock-based compensation (1)	235,346	—	26,944	269,444	—	25.9	—	—	25.9
Balances March 31, 2023	51,919,238	$0.5	9,741,909	97,419,080	$0.1	$5,326.8	$(84.6)	$(7,833.1)	$(2,590.3)
Net earnings	—	—	—	—	—	—	—	8.6	8.6
Other comprehensive loss	—	—	—	—	—	—	(40.0)	—	(40.0)
AMC Preferred Equity Units issuance	—	—	212,156	2,121,562	—	32.7	—	—	32.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	—	7.5	—	—	7.5
Balances June 30, 2023	51,919,238	$0.5	9,954,065	99,540,642	$0.1	$5,365.9	$(124.6)	$(7,824.5)	$(2,582.6)
(1)	Includes 8,555 Common Stock shares and 15,370 AMC Preferred Equity Units awarded to the Board of Directors, 226,791 vested Common Stock RSUs and PSUs, and 254,074 vested AMC Preferred Equity Units RSUs and PSUs.
(2)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units.
(3)	Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the six months ended June 30, 2024, due to the lingering effects of the COVID-19 pandemic and recent labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the six months ended June 30, 2024, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the six months ended June 30, 2024, was (1.3)%. The Company’s consolidated tax rate for the six months ended June 30, 2024, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets carried at fair value on a recurring basis as of June 30, 2024:

		Fair Value Measurements at June 30, 2024 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$3.1	$—	$—	$3.1
Marketable equity securities:
Investment in Hycroft	5.7	5.7	—	—
Total assets at fair value	$8.8	$5.7	$—	$3.1

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$123.1	$—	$113.8	$—
Corporate borrowings	4,212.4	—	3,624.7	—

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

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Six Months Ended
Revenues (In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. markets	$815.9	$1,087.4	$1,505.0	$1,791.9
International markets	214.7	260.5	477.0	510.4
Total revenues	$1,030.6	$1,347.9	$1,982.0	$2,302.3

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. markets	$49.3	$174.8	$21.7	$185.7
International markets	(19.9)	7.7	(23.9)	3.9
Total Adjusted EBITDA (1)	$29.4	$182.5	$(2.2)	$189.6
(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets and any cash distributions of earnings from its other equity method investees. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Six Months Ended
Capital Expenditures (In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. markets	$33.8	$36.8	$65.5	$71.4
International markets	10.8	11.8	29.6	24.6
Total capital expenditures	$44.6	$48.6	$95.1	$96.0

	As of	As of
Long-term assets, net (In millions)	June 30, 2024	December 31, 2023
U.S. markets	$5,632.3	$5,795.6
International markets	1,886.9	2,010.5
Total long-term assets (1)	$7,519.2	$7,806.1
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net earnings (loss)	$(32.8)	$8.6	$(196.3)	$(226.9)
Plus:
Income tax provision (1)	0.7	0.4	2.5	2.3
Interest expense	99.0	102.6	200.2	203.7
Depreciation and amortization	78.8	96.8	160.4	190.4
Certain operating expense (2)	1.0	(0.9)	1.5	0.2
Equity in earnings of non-consolidated entities	(1.0)	(0.8)	(4.7)	(2.2)
Cash distributions from non-consolidated entities (3)	1.6	1.7	2.9	1.7
Attributable EBITDA (4)	(0.7)	(0.3)	(0.1)	0.2
Investment expense (income) (5)	(6.1)	5.1	(11.2)	(8.4)
Other expense (income) (6)	(105.0)	(30.1)	(143.8)	12.7
Other non-cash rent benefit (7)	(10.7)	(9.0)	(22.4)	(18.6)
General and administrative — unallocated:
Merger, acquisition and other costs (8)	0.1	0.6	—	0.8
Stock-based compensation expense (9)	4.5	7.8	8.8	33.7
Adjusted EBITDA	$29.4	$182.5	$(2.2)	$189.6
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. The Company believes including cash distributions is an appropriate reflection of the contribution of these investments to the Company’s operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Equity in (earnings) of non-consolidated entities	$(1.0)	$(0.8)	$(4.7)	$(2.2)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.1)	(1.5)	(5.6)	(2.6)
Equity in (loss) of International theatre joint ventures	(1.1)	(0.7)	(0.9)	(0.4)
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.2)
Investment expense	—	—	0.1	0.1
Interest expense	0.1	0.1	0.1	0.1
Depreciation and amortization	0.4	0.4	0.7	0.6
Attributable EBITDA	$(0.7)	$(0.3)	$(0.1)	$0.2

(5)	Investment expense (income) during the three months ended June 30, 2024 includes appreciation in the estimated fair value of the Company’s investment in common shares of Hycroft of $(0.4) million, appreciation in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $(0.3) million and interest income of $(5.4) million. Investment expense (income) during the three months ended June 30, 2023 included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $3.2 million, deterioration in estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $2.3 million, and interest income of $(2.5) million.

Investment expense (income) during the six months ended June 30, 2024 includes deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $0.1 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $0.2 million, and interest income of $(11.5) million. Investment expense (income) during the six months ended June 30, 2023 included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $5.5 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $4.6 million, $(15.5) million gain on the sale of the Company’s investment in Saudi Cinema Company, LLC and interest income of $(4.8) million.

(6)	Other expense (income) during the three months ended June 30, 2024 includes shareholder litigation recoveries of $(19.1) million, foreign currency transaction gains of $(0.6) million and gains on debt extinguishment of $(85.3) million. Other expense (income) during the three months ended June 30, 2023 included a non-cash litigation contingency adjustment of $(1.2) million, foreign currency transaction gains of $(7.5) million, and gains on debt extinguishment of $(21.6) million.

Other expense (income) during the six months ended June 30, 2024 includes shareholder litigation recoveries of $(19.1) million, gains on debt extinguishment of $(91.1) million, a vendor dispute settlement of $(36.2) million, and foreign currency transaction losses of $2.6 million. Other expense (income) during the six months ended June 30, 2023 included a non-cash litigation contingency charge of $115.4 million, partially offset by gains on debt extinguishment of $(86.7) million and foreign currency transaction gains of $(16.2) million.

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

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserted claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of Common Stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17.4 million (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to plaintiff’s counsel in the amount of $3.4 million to be paid out of the Settlement Amount. On January 6, 2023, the remainder of the Settlement Amount of $14.0 million was paid to the Company. The Company recorded the settlement as a gain in other income during the six months ended June 30, 2023.

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which were subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the AMC Preferred Equity Units, the Antara Transactions, and the Charter Amendments. The Munoz Action, which was filed by stockholders who had previously made demands to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220, asserted a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the AMC Preferred Equity Units violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the AMC Preferred Equity Units on the Charter Amendments or that the AMC Preferred Equity Units be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the AMC Preferred Equity Units from voting on the Charter Amendments.

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

On August 11, 2023, the court approved the settlement of the Shareholder Litigation and lifted the Status Quo Order. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, effective as of August 24, 2023, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments. The Reverse Stock Split occurred on August 24, 2023, the conversion of AMC Preferred Equity Units into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the Court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the Court’s decision approving the settlement. On May 22, 2024, the Delaware Supreme Court affirmed the Court’s decision approving the settlement of the Shareholder Litigation.

In connection with the Shareholder Litigation, the Company recorded a $125.4 million charge to other expense during the six months ended June 30, 2023. The charge was based on an estimated fair value for the Settlement Payment of $115.4 million and estimated legal fees, net of probable insurance recoveries of $10.0 million as of June 30, 2023. The Company made the Settlement Payment on August 28, 2023, and recorded the disbursement to stockholders’ deficit. The final value of the Settlement Payment was $99.3 million.

On August 14, 2023, a putative class action on behalf of APE holders, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserts claims for a declaratory judgment, injunctive relief, and breach of contract, and alleges that the Settlement Payment in the Shareholder Litigation violates the Certificate of Designations that governed the AMC Preferred Equity Units prior to the conversion of the AMC Preferred Equity Units into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint. The motion to dismiss is scheduled for oral argument on October 2, 2024.

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

The primary insurer in the Coverage Action has paid its full $5 million limit. The Company has reached confidential settlement agreements with multiple insurers in the Coverage Action.

The remainder of the insurers contest whether they owe coverage for the Settlement Payment, claiming it does not constitute a “Loss” under their insurance policies. AMC may have claims for coverage from additional insurers as well, however, those insurers’ policies contain mandatory arbitration provisions, so they have not been included in the Coverage Action.

On October 6, 2023, an action captioned Mathew, et al. v. Citigroup Global Markets, et al., Case No. 1:23-cv-12302-FDS (the “Mathew Action”), was filed in the U.S. District Court for the District of Massachusetts. The Mathew Action named the Company as a nominal defendant. On November 16, 2023, plaintiffs filed an amended complaint. On January 9, 2024, the Company filed a motion to dismiss the amended complaint. On January 11, 2024, plaintiffs filed a motion for leave to file a second amended complaint. On January 24, 2024, the Company filed an opposition to plaintiff’s motion for leave to file a second amended complaint. On June 17, 2024, the court granted the Company’s motion to dismiss and denied plaintiffs’ motion for leave to file a second amended complaint.

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

On May 2, 2024, the United States District Court for the Southern District of New York issued an order granting final approval of a proposed settlement reached by all parties to an action brought by plaintiffs Dennis J. Donoghue and Mark Rubenstein, each of whom are shareholders of the Company, for the Company to recover “short-swing” profits under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) alleged to have been realized by defendants Antara Capital Master Fund LP, Antara Capital Fund GP LLC, Antara Capital LP, Antara Capital GP LLC, and Himanshu Gulati (collectively, the “Antara Defendants”) in connection with their purchases and sales of the Company’s securities. The Company is party to the suit in name only, which was brought for the benefit of the Company. The Company received $2.6 million in connection with this action during the three and six months ended June 30, 2024.

NOTE 12—EARNINGS (LOSS) PER SHARE

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying condensed consolidated financial statements and applicable disclosures for periods prior to August 24, 2023, have been retroactively adjusted to reflect the reverse stock split. References made to AMC Preferred Equity Units have also been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the effects of unvested RSUs with a service condition only and unvested contingently issuable PSUs that have service and performance conditions, if dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net earnings (loss) for basic and diluted earnings (loss) per share	$(32.8)	$8.6	$(196.3)	$(226.9)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	321,581	151,302	292,496	144,387
Common equivalent shares for RSUs and PSUs	—	45	—	—
Weighted average shares for diluted earnings (loss) per common share	321,581	151,347	292,496	144,387
Basic earnings (loss) per common share	$(0.10)	$0.06	$(0.67)	$(1.57)
Diluted earnings (loss) per common share	$(0.10)	$0.06	$(0.67)	$(1.57)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings (loss) per share.

Unvested RSUs of 2,579,669 for each of the three and six months ended June 30, 2024 were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive. Unvested RSUs of 491,439 and 531,957 for the three and six months ended June 30, 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted earnings (loss) per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 918,340 for each of the three and six months ended June 30, 2024 were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 292,904 and 297,823 at certain performance targets for the three and six months ended June 30, 2023, respectively, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENTS

Debt Refinancing. On July 22, 2024 (the “Closing Date”), the Company completed a series of refinancing transactions with two creditor groups to refinance and extend to 2029 and 2030 the maturities of approximately $1.6 billion of the Company’s debt previously maturing in 2026 (collectively, the “Debt Refinancing”). These arrangements provide for the potential additional refinancing of up to approximately $800 million of debt maturing in 2026 or earlier.

In connection with the Debt Refinancing:

●	The Company and Muvico, LLC, a newly formed indirect wholly-owned subsidiary of the Company (“Muvico”), entered into that certain Credit Agreement (the “New Term Loan Credit Agreement”), by and among the Company and Muvico, each, as a borrower (collectively, the “New Term Loan Borrowers”), the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent pursuant to which the Company and Muvico jointly and severally borrowed $1.2 billion of new term loans maturing in 2029 (the “New Term Loans”).
●	The New Term Loans were (i) used as consideration for the open market purchase of $1.1 billion of the Company’s existing senior secured term loans maturing in 2026 (the “Existing Term Loans”) and (ii) exchanged for $104.2 million of the Company’s 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes”). Under the terms of the New Term Loan Credit Agreement, lenders of the remaining Existing Term Loans will be entitled to exchange their remaining Existing Term Loans for the New Term Loans subject to certain terms and conditions.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal amount of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Exchangeable

Notes”), which are guaranteed by the Company, the existing guarantors under the Existing Term Loans, and the Existing First Lien Notes (as defined herein) (the “Existing Guarantors”) and Centertainment (as defined below) and which are exchangeable into the Company’s Common Stock on the terms described herein.
●	Muvico used the proceeds from the offering of the Exchangeable Notes to repurchase $414.4 million aggregate principal amount of the Second Lien Notes. Muvico is entitled to issue up to an additional $50.0 million of the Exchangeable Notes (the “Additional Exchangeable Notes”), the proceeds of which must be used to repurchase other outstanding debt due in 2025, 2026, and 2027.

In connection with the formation of Muvico, among other things, the Company and certain of its subsidiaries (collectively, “AMC”) transferred certain leases, owned real property and related assets and rights in respect of 175 theatres to Muvico, along with certain intellectual property, including the AMC brand name, pursuant to an asset transfer agreement. In connection with the foregoing, the Company and Muvico (i) entered into a management services agreement, pursuant to which Muvico engaged AMC to manage and operate the transferred theatres and (ii) Muvico granted AMC a license to use the transferred intellectual property.

Muvico is a direct subsidiary of Centertainment Development, LLC (“Centertainment”). Each of Muvico and Centertainment is an “unrestricted subsidiary” under the Existing Term Loans and the Existing First Lien Notes and therefore not subject to various restrictive covenants under the covenants governing such indebtedness.

On August 1, 2024, the Company completed follow-on open market repurchases of the Company’s Existing Term Loans, and in exchange, issued to such selling holders the Company’s New Term Loans pursuant to the New Term Loan Credit Agreement, by and among the Company and Muvico, LLC as co-borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. As of August 1, 2024, the Company completed open market purchase of $1,864.0 million aggregate principal amount of its Existing Term Loans and issued $1,993.3 million aggregate principal amount of the New Term Loans. Accordingly, as of such date, the Company had approximately $31.0 million aggregate principal amount of Existing Term Loans outstanding. No Additional Exchangeable Notes have been issued as of the date of this filing.

The following sections provide summaries of the key terms and provisions of the Existing Credit Agreement Amendment (as defined herein), the New Term Loans, and the Exchangeable Notes.

Existing Credit Agreement Amendment

On the Closing Date, the Company entered into that certain Fourteenth Amendment to Credit Agreement (the “Existing Credit Agreement Amendment”), by and among the Company, the Existing Guarantors, the lenders party thereto (which constituted the “Required Lenders” as defined in the Existing Credit Agreement referred to below, the “Specified Existing Lenders”) and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent, which amends the credit agreement governing the Existing Term Loans (as amended through the Thirteenth Amendment to Credit Agreement, dated as of June 23, 2023, the “Existing Credit Agreement”). Pursuant to the Existing Credit Agreement Amendment, certain provisions of the Existing Credit Agreement, including certain affirmative covenants, negative covenants and events of default were removed with the consent of the Specified Existing Lenders. In addition, the Specified Existing Lenders consented to all of the transactions described herein and consented to, and directed Wilmington Savings Fund Society, FSB, as collateral agent in respect of the Existing Term Loans, to enter into the Credit Facilities Intercreditor Agreement (as defined below).

New Term Loan Credit Agreement

Amortization, Interest, Guarantees and Security

The New Term Loan Credit Agreement provides for (i) the New Term Loans in an initial aggregate principal amount of $1,229,415,340 and (ii) the ability of the New Term Loan Borrowers to incur additional New Term Loans, the proceeds of which will be used in connection with future open market purchases of the Existing Term Loans.

The New Term Loans mature on January 4, 2029 (or, if at least $190,000,000 of the Existing First Lien Notes have not been repurchased (and cancelled), repaid or refinanced by October 5, 2028, then October 5, 2028). The New Term Loans are subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on September 30, 2024, equal to 1.00% per annum. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) of the New Term Loans is payable at maturity.

 The New Term Loans bear interest, at the option of the New Term Loan Borrowers, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio. Until the delivery under the New Term Loan Credit Agreement of the financial statements for the first full fiscal quarter ending after the Closing Date, the New Term Loans bear interest, at the option of the Company, at either (a) the base rate plus a margin of 600 basis points or (b) Term SOFR plus a margin of 700 basis points.

The New Term Loans are guaranteed, subject to limited exceptions, by Centertainment and Muvico and their future respective subsidiaries (collectively, the “Centertainment Group Parties”) and the Existing Guarantors, and are secured by liens on substantially all of the tangible and intangible assets owned by the Company and such guarantors, in each case, subject to limited exceptions set forth in the New Term Loan Credit Agreement.

Covenants and Events of Default

The New Term Loan Credit Agreement contains covenants that limit the Company and its subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) maintain cash in the accounts of the Company and its subsidiaries (other than the Centertainment Group Parties). These covenants are subject to a number of important limitations and exceptions. The New Term Loan Credit Agreement also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding New Term Loans to become immediately due and payable.

Exchangeable Notes Indenture

Interest, Guarantees and Security

The Exchangeable Notes were issued pursuant to an indenture (the “Exchangeable Notes Indenture”) dated as of the Closing Date, by and among Muvico, Centertainment, the Company, the Existing Guarantors and GLAS Trust Company LLC, as trustee and as collateral agent.

The Exchangeable Notes will bear interest at a rate of 6.00% per annum, if paid in cash, and 8.00% per annum, if paid in-kind by issuing the Exchangeable Notes (“PIK Notes”) having the same terms and conditions as the Exchangeable Notes in each case, payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2024. The Exchangeable Notes will mature on April 30, 2030, unless redeemed or exchanged in full prior to such maturity date, pursuant to the terms contained in the Exchangeable Notes Indenture.

Muvico’s obligations under the Exchangeable Notes are fully and unconditionally guaranteed on a joint and several basis by the Company, Centertainment and its future subsidiaries (subject to certain exceptions), and all of the Company’s existing and future subsidiaries that guarantee the Company’s other indebtedness, including under the New Term Loan Credit Agreement. The Exchangeable Notes are secured (a) on a second lien priority basis by substantially all of the tangible and intangible assets of the Centertainment Group Parties and (b) on a first lien priority basis (but subject to a limitation on the amount of obligations so secured) by substantially all of the tangible and intangible assets of the Company and the Existing Guarantors, subject to certain turnover obligations relative to the New Term Loans.

Exchange Mechanics; Soft Call; Fundamental Change; Redemption

At any time prior to the close of business on the second Trading Day (as defined in the Exchangeable Notes Indenture) immediately preceding the final maturity date of the Exchangeable Notes, each holder of the Exchangeable Notes shall have the right, at its option, to surrender for exchange all or a portion of its Exchangeable Notes at the Exchange Rate (as defined in the Exchangeable Notes Indenture) for Common Stock of the Company. The Exchange Rate is initially set at 176.6379 shares of the Common Stock per $1,000 principal amount of the Exchangeable Notes exchanged, which reflects a price of $5.66 per share Common Stock (“Exchange Price”), which price is equal to 113% of the closing price per share of the Common Stock on July 19, 2024. The Exchange Rate is subject to customary adjustments and anti-dilution protections (as provided in the Exchangeable Notes Indenture).

At any time prior to the close of business on the second Trading Day immediately preceding the final maturity date of the Exchangeable Notes, Muvico will also have the right, at its election, to redeem all (but not less than all) of the outstanding Exchangeable Notes at a price equal to the aggregate principal amount of the Exchangeable Notes, plus accrued and unpaid interest thereon to, but excluding, the date of such redemption if the Daily VWAP (as defined in the Exchangeable Notes Indenture) per share of Common Stock exceeds 140% of the Exchange Price for fifteen (15) consecutive Trading Days ending on (and including) the Trading Day immediately before the date on which Muvico sends a notice to holders calling such Exchangeable Notes for redemption (a “Soft Call Notice”). Any such Soft Call Notice will provide that the applicable redemption of the Exchangeable Notes will occur on a business day of Muvico’s choosing, not more than ten (10) and not less than five (5) business days after the date of the Soft Call Notice. Notwithstanding the foregoing, holders of Exchangeable Notes will be entitled within two (2) business days of such Soft Call Notice to submit their Exchangeable Notes for exchange under the terms of the Exchangeable Notes Indenture.

In the event that holders of Exchangeable Notes voluntarily elect to exchange their Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “Exchange Adjustment Consideration”) equal to (i) prior to the third anniversary of the Issue Date, 18.0% of the aggregate principal amount of the Exchangeable Notes being exchanged; (ii) on or after the third anniversary and prior to the fourth anniversary of the Issue Date, 12.0% of the aggregate principal amount of the Exchangeable Notes being exchanged; and (iii) on or after the fourth anniversary of the Issue Date and prior to the fifth anniversary, 6.0% of the aggregate principal amount of the Exchangeable Notes being exchanged. Muvico, at its option, will be entitled to pay the Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 140% of the Exchange Price), subject to restrictions under the New Credit Agreement, cash in twelve (12) equal installments over the twelve-month period following the applicable exchange or a combination thereof.

If certain corporate events that constitute a Fundamental Change (as defined in the Exchangeable Notes Indenture) occur, then holders will have the right to require Muvico to repurchase their Exchangeable Notes at a cash repurchase price equal to 100% of the aggregate principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the Fundamental Change Repurchase Date (as defined in the Exchangeable Notes Indenture). The definition of Fundamental Change includes certain business combination transactions involving the Company, stockholder approval of any plan or proposal for the liquidation or dissolution of the Company and certain de-listing events with respect to the Common Stock.

Muvico will also be required to mandatorily redeem all of the issued and outstanding Exchangeable Notes at a purchase price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of purchase in the event that, as of ninety (90) days prior to the maturity date of the Company’s 7.50% first lien secured notes due 2029 (the “Existing First Lien Notes”), the aggregate principal amount outstanding of the Existing First Lien Notes with a maturity date prior to April 30, 2030 exceeds $190,000,000.

Covenants and Events of Default

The Exchangeable Notes Indenture contains covenants that limit the Centertainment Group Parties’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. The Exchangeable Notes Indenture also incorporates the other restrictive covenants contained in the New Term Loan Credit Agreement. The Exchangeable Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Exchangeable Notes to be due and payable immediately.

Additional Exchangeable Notes

The Exchangeable Notes Indenture provides that Muvico may issue an additional $50.0 million aggregate principal amount of Additional Exchangeable Notes from time to time to fund purchases of the Company’s remaining outstanding Second Lien Notes, 5.75% senior subordinated notes due 2025 and the existing term loan facilities under the Existing Credit Agreement. Until the date that is three (3) months following the Issue Date, only the initial purchasers of the Exchangeable Notes and their designated affiliates have the right to purchase for cash such Additional Exchangeable Notes, and the proceeds may only be used to repurchase outstanding debt securities on terms agreed with such purchasers and/or their designated affiliates. Any such Additional Exchangeable Notes, if issued, will have the same terms and exchange price as the Exchangeable Notes originally issued under the Exchangeable Notes Indenture.

The Company is evaluating the accounting treatments associated with these refinancing transactions and the analysis of the financial effect is ongoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity, including following the termination of our senior secured revolving credit facility (“Senior Secured Revolving Credit Facility”), to fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive operating cash flows and long-term profitability, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023, which has negatively impacted the box office during the first half of 2024) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the Debt Refinancing, including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Exchangeable Notes, and (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive operating cash flow and long-term profitability to overcome liquidity concerns or may be insufficient if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content, including but not limited to the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, pre-pay debt, and also to refinance debt and to do so at favorable terms;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of June 30, 2024, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty programs, rental of theatre auditoriums, income from gift card and exchange ticket sales, theatrical distribution, retail popcorn sales, and online ticketing fees. As of June 30, 2024, we owned, operated or had interests in 886 theatres and 9,889 screens.

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

Movie Screens

The following table provides detail with respect to large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets		Consolidated
	As of June 30,		As of June 30,		As of June 30,
Format	2024	2023	2024	2023	2024	2023
Number of theatres:
IMAX®	183	183	33	33	216	216
Dolby Cinema™ theatres	162	158	7	7	169	165
In-house PLF	61	57	76	74	137	131
Dine-in	49	48	3	3	52	51
Premium seating	363	360	82	78	445	438
Offering alcohol	385	375	228	230	613	605
Number of screens:
IMAX®	184	184	33	33	217	217
Dolby Cinema™ theatres	162	158	7	7	169	165
In-house PLF	61	57	79	74	140	131
Dine-in	675	667	13	13	688	680
Premium seating	3,597	3,560	560	531	4,157	4,091

Loyalty Programs and Other Marketing

As of June 30, 2024, we had approximately 33 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”) and AMC Stubs Insider™ (“Insider”) programs, combined. During the six months ended June 30, 2024, our AMC Stubs® members represented approximately 48.9% of AMC U.S. markets attendance.

We currently have approximately 18 million members in our various International loyalty programs.

See “Item 1. Business” in our 2023 Annual Report on Form 10-K for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of June 30, 2024, approximately 1.6 million shares of our Common Stock were directly registered with our transfer agent by 14,983 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting estimates from what is described in our Form 10-K.

Significant Events—For the Six Months Ended June 30, 2024

Debt for Equity Exchanges. The below table summarizes the various debt for equity exchange transactions that occurred during the six months ended June 30, 2024. The transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged.

		Shares of
	Aggregate Principal	Common Stock	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Extinguishment	Exchanged
Second Lien Notes due 2026	$191.4	27,545,325	$91.1	$7.4

Vendor Dispute. On January 26, 2024, we executed an agreement to collect $37.5 million as resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income during the six months ended June 30, 2024. The relationship with the vendor has been restored and remains in good standing.

Share Issuance. During the six months ending June 30, 2024, we raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through our at-the-market offering of approximately 72.5 million shares of Common Stock. We paid $0.7 million of other third-party issuance costs during the six months ended June 30, 2024.

Significant Events—For the Six Months Ended June 30, 2023

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

Debt Repurchases. The below table summarizes the cash debt repurchase transactions during the six months ended June 30, 2023, including repurchases with a related party:

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

Share Issuances. During the six months ended June 30, 2023, we raised gross proceeds of approximately $114.5 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.9 million and $8.3 million, respectively, through our at-the-market offering of approximately 7.1 million shares of AMC Preferred Equity Units. We paid $11.0 million of other third-party issuance costs during the six months ended June 30, 2023.

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

Lease Termination. During the six months ended June 30, 2023, we received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive and termination gain resulted in a $16.7 million reduction to rent expense.

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC (“NCM”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of our theatres in the United States. Under the Chapter 11 plan of reorganization, which became effective on August 7, 2023 (the “Plan”), NCM has assumed its agreements with us. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units (“NCM Common Units”) that were owed to us as part of the annual common unit adjustment. But under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the efficacy of the Plan. We have filed appeals with the United States District Court for the Southern District of Texas, objecting to, among other things, certain terms of the Plan, including modification of the terms of the exhibitor services agreement with other parties that were not granted to us and appeal the court’s order to approve cancellation of the NCM Common Unit issuance. We do not expect its bankruptcy to have a material impact on the Company.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	% Change
Revenues
Admissions	$564.4	$744.1	(24.1)%	$1,094.9	$1,278.2	(14.3)%
Food and beverage	367.1	488.2	(24.8)%	688.3	816.9	(15.7)%
Other theatre	99.1	115.6	(14.3)%	198.8	207.2	(4.1)%
Total revenues	1,030.6	1,347.9	(23.5)%	1,982.0	2,302.3	(13.9)%
Operating Costs and Expenses
Film exhibition costs	272.3	383.1	(28.9)%	511.6	629.3	(18.7)%
Food and beverage costs	69.9	91.7	(23.8)%	132.9	153.1	(13.2)%
Operating expense, excluding depreciation and amortization below	389.5	412.0	(5.5)%	783.3	795.2	(1.5)%
Rent	218.4	220.8	(1.1)%	442.9	426.5	3.8%
General and administrative:
Merger, acquisition and other costs	0.1	0.6	(83.3)%	—	0.8	(100.0)%
Other, excluding depreciation and amortization below	49.0	58.1	(15.7)%	106.7	130.4	(18.2)%
Depreciation and amortization	78.8	96.8	(18.6)%	160.4	190.4	(15.8)%
Operating costs and expenses	1,078.0	1,263.1	(14.7)%	2,137.8	2,325.7	(8.1)%
Operating income (loss)	(47.4)	84.8	* %	(155.8)	(23.4)	* %
Other expense (income), net:
Other expense (income)	(108.2)	(31.9)	* %	(151.0)	5.9	* %
Interest expense:
Corporate borrowings	89.2	92.0	(3.0)%	180.2	182.7	(1.4)%
Finance lease obligations	0.6	1.0	(40.0)%	1.5	1.9	(21.1)%
Non-cash NCM exhibitor service agreement	9.2	9.6	(4.2)%	18.5	19.1	(3.1)%
Investment expense (income)	(6.1)	5.1	* %	(11.2)	(8.4)	33.3%
Total other expense (income), net	(15.3)	75.8	* %	38.0	201.2	(81.1)%
Earnings (loss) before income taxes	(32.1)	9.0	* %	(193.8)	(224.6)	(13.7)%
Income tax provision	0.7	0.4	75.0%	2.5	2.3	8.7%
Net earnings (loss)	$(32.8)	$8.6	* %	$(196.3)	$(226.9)	(13.5)%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
Operating Data:	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Screen acquisitions	—	5	1	7
Screen dispositions	85	140	130	348
Construction closures, net	(31)	(9)	(41)	(13)
Average screens (1)	9,618	9,879	9,660	9,939
Number of screens operated	9,889	10,120	9,889	10,120
Number of theatres operated	886	906	886	906
Screens per theatre	11.2	11.2	11.2	11.2
Attendance (in thousands) (1)	50,013	66,368	96,644	113,989
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023
Revenues
Admissions	$438.4	$589.1	$126.0	$155.0	$564.4	$744.1
Food and beverage	304.2	411.1	62.9	77.1	367.1	488.2
Other theatre	73.3	87.2	25.8	28.4	99.1	115.6
Total revenues	815.9	1,087.4	214.7	260.5	1,030.6	1,347.9
Operating Costs and Expenses
Film exhibition costs	224.6	320.0	47.7	63.1	272.3	383.1
Food and beverage costs	53.8	72.1	16.1	19.6	69.9	91.7
Operating expense	293.5	312.6	96.0	99.4	389.5	412.0
Rent	162.6	167.9	55.8	52.9	218.4	220.8
General and administrative expense:
Merger, acquisition and other costs	0.1	0.6	—	—	0.1	0.6
Other, excluding depreciation and amortization below	32.4	40.3	16.6	17.8	49.0	58.1
Depreciation and amortization	61.4	74.6	17.4	22.2	78.8	96.8
Operating costs and expenses	828.4	988.1	249.6	275.0	1,078.0	1,263.1
Operating income (loss)	(12.5)	99.3	(34.9)	(14.5)	(47.4)	84.8
Other expense (income):
Other expense (income)	(108.8)	(25.0)	0.6	(6.9)	(108.2)	(31.9)
Interest expense:
Corporate borrowings	74.2	77.3	15.0	14.7	89.2	92.0
Finance lease obligations	0.1	—	0.5	1.0	0.6	1.0
Non-cash NCM exhibitor service agreement	9.2	9.6	—	—	9.2	9.6
Investment expense (income)	(5.5)	5.1	(0.6)	—	(6.1)	5.1
Total other expense (income), net	(30.8)	67.0	15.5	8.8	(15.3)	75.8
Earnings (loss) before income taxes	18.3	32.3	(50.4)	(23.3)	(32.1)	9.0
Income tax provision (benefit)	0.6	0.6	0.1	(0.2)	0.7	0.4
Net earnings (loss)	$17.7	$31.7	$(50.5)	$(23.1)	$(32.8)	$8.6

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Segment Operating Data:
Screen acquisitions	—	—	—	5	—	5
Screen dispositions	45	95	40	45	85	140
Construction closures, net	(18)	(3)	(13)	(6)	(31)	(9)
Average screens (1)	7,228	7,418	2,390	2,461	9,618	9,879
Number of screens operated	7,262	7,432	2,627	2,688	9,889	10,120
Number of theatres operated	554	569	332	337	886	906
Screens per theatre	13.1	13.1	7.9	8.0	11.2	11.2
Attendance (in thousands) (1)	36,493	50,023	13,520	16,345	50,013	66,368
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2024	2023	2024	2023	2024	2023
Revenues
Admissions	$810.0	$973.1	$284.9	$305.1	$1,094.9	$1,278.2
Food and beverage	550.5	669.6	137.8	147.3	688.3	816.9
Other theatre	144.5	149.2	54.3	58.0	198.8	207.2
Total revenues	1,505.0	1,791.9	477.0	510.4	1,982.0	2,302.3
Operating Costs and Expenses
Film exhibition costs	401.7	508.5	109.9	120.8	511.6	629.3
Food and beverage costs	98.8	116.1	34.1	37.0	132.9	153.1
Operating expense	580.3	590.9	203.0	204.3	783.3	795.2
Rent	328.3	318.6	114.6	107.9	442.9	426.5
General and administrative expense:
Merger, acquisition and other costs	—	0.8	—	—	—	0.8
Other	71.0	93.7	35.7	36.7	106.7	130.4
Depreciation and amortization	124.9	149.5	35.5	40.9	160.4	190.4
Operating costs and expenses	1,605.0	1,778.1	532.8	547.6	2,137.8	2,325.7
Operating income (loss)	(100.0)	13.8	(55.8)	(37.2)	(155.8)	(23.4)
Other expense (income):
Other expense (income)	(117.7)	21.8	(33.3)	(15.9)	(151.0)	5.9
Interest expense:
Corporate borrowings	150.4	153.4	29.8	29.3	180.2	182.7
Finance lease obligations	0.1	0.1	1.4	1.8	1.5	1.9
Non-cash NCM exhibitor service agreement	18.5	19.1	—	—	18.5	19.1
Investment expense (income)	(10.0)	7.1	(1.2)	(15.5)	(11.2)	(8.4)
Total other expense (income), net	41.3	201.5	(3.3)	(0.3)	38.0	201.2
Loss before income taxes	(141.3)	(187.7)	(52.5)	(36.9)	(193.8)	(224.6)
Income tax provision	1.2	1.0	1.3	1.3	2.5	2.3
Net loss	$(142.5)	$(188.7)	$(53.8)	$(38.2)	$(196.3)	$(226.9)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Segment Operating Data:
Screen acquisitions	—	—	1	7	1	7
Screen dispositions	88	211	42	137	130	348
Construction closures, net	(19)	(5)	(22)	(8)	(41)	(13)
Average screens (1)	7,257	7,466	2,403	2,473	9,660	9,939
Number of screens operated	7,262	7,432	2,627	2,688	9,889	10,120
Number of theatres operated	554	569	332	337	886	906
Screens per theatre	13.1	13.1	7.9	8.0	11.2	11.2
Attendance (in thousands) (1)	66,983	82,385	29,661	31,604	96,644	113,989

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

During the three months ended June 30, 2024, Adjusted EBITDA in the U.S. markets was $49.3 million compared to $174.8 million during the three months ended June 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year. These declines were partially offset by increases in average ticket price, increases in food and beverage sales per patron, decreases in general and administrative expenses and decreases in rent expense. During the three months ended June 30, 2024, Adjusted EBITDA in the International markets was $(19.9) million compared to $7.7 million during the three months ended June 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year and declines in average ticket price and food and beverage sales per patron. During the three months ended June 30, 2024, Adjusted EBITDA in the U.S. markets and International markets was $29.4 million compared to $182.5 million during the three months ended June 30, 2023, driven by the aforementioned factors impacting Adjusted EBITDA.

During the six months ended June 30, 2024, Adjusted EBITDA in the U.S. markets was $21.7 million compared to $185.7 million during the six months ended June 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year and increases in rent expense due to a prior year rent credit for a theatre termination. These declines were partially offset by increases in average ticket price, increases in food and beverage sales per patron and increases in cash distributions from non-consolidated entities. During the six months ended June 30, 2024, Adjusted EBITDA in the International markets was $(23.9) million compared to $3.9 million during the six months ended June 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year and declines in average ticket price and food and beverage sales per patron. During the six months ended June 30, 2024, Adjusted EBITDA in the U.S. markets and International markets was $(2.2) million compared to $189.6 million during the six months ended June 30, 2023, driven by the aforementioned factors impacting Adjusted EBITDA.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. markets	$49.3	$174.8	$21.7	$185.7
International markets	(19.9)	7.7	(23.9)	3.9
Total Adjusted EBITDA	$29.4	$182.5	$(2.2)	$189.6

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net earnings (loss)	$(32.8)	$8.6	$(196.3)	$(226.9)
Plus:
Income tax provision (1)	0.7	0.4	2.5	2.3
Interest expense	99.0	102.6	200.2	203.7
Depreciation and amortization	78.8	96.8	160.4	190.4
Certain operating expense (2)	1.0	(0.9)	1.5	0.2
Equity in earnings of non-consolidated entities	(1.0)	(0.8)	(4.7)	(2.2)
Cash distributions from non-consolidated entities (3)	1.6	1.7	2.9	1.7
Attributable EBITDA (4)	(0.7)	(0.3)	(0.1)	0.2
Investment expense (income) (5)	(6.1)	5.1	(11.2)	(8.4)
Other expense (income) (6)	(105.0)	(30.1)	(143.8)	12.7
Other non-cash rent benefit (7)	(10.7)	(9.0)	(22.4)	(18.6)
General and administrative — unallocated:
Merger, acquisition and other costs (8)	0.1	0.6	—	0.8
Stock-based compensation expense (9)	4.5	7.8	8.8	33.7
Adjusted EBITDA	$29.4	$182.5	$(2.2)	$189.6
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Includes U.S. non-theatre distributions from equity method investments and International non-theatre distributions from equity method investments to the extent received. We believe including cash distributions is an appropriate reflection of the contribution of these investments to our operations.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Equity in (earnings) of non-consolidated entities	$(1.0)	$(0.8)	$(4.7)	$(2.2)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.1)	(1.5)	(5.6)	(2.6)
Equity in (loss) of International theatre joint ventures	(1.1)	(0.7)	(0.9)	(0.4)
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.2)
Investment expense	—	—	0.1	0.1
Interest expense	0.1	0.1	0.1	0.1
Depreciation and amortization	0.4	0.4	0.7	0.6
Attributable EBITDA	$(0.7)	$(0.3)	$(0.1)	$0.2

(5)	Investment expense (income) during the three months ended June 30, 2024 includes appreciation in estimated fair value of our investment in common shares of Hycroft of $(0.4) million, appreciation in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(0.3) million and interest income of $(5.4) million. Investment expense (income) during the three months ended June 30, 2023 included deterioration in estimated fair value of our investment in common shares of Hycroft of $3.2 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $2.3 million, and interest income of $(2.5) million.

Investment expense (income) during the six months ended June 30, 2024 includes deterioration in estimated fair value of our investment in common shares of Hycroft of $0.1 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.2 million, and interest income of $(11.5) million. Investment expense (income) during the six months ended June 30, 2023 included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $5.5 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $4.6 million, $(15.5) million gain on the sale of our investment in Saudi Cinema Company, LLC and interest income of $(4.8) million.

(6)	Other expense (income) during the three months ended June 30, 2024 includes shareholder litigation recoveries of $(19.1) million, foreign currency transaction gains of $(0.6) million and gains on debt extinguishment of $(85.3) million. Other expense (income) during the three months ended June 30, 2023 included a non-cash litigation contingency adjustment of $(1.2) million, foreign currency transaction gains of $(7.5) million and gains on debt extinguishment of $(21.6) million.

Other expense (income) during the six months ended June 30, 2024 includes shareholder litigation recoveries of $(19.1) million, gains on debt extinguishment of $(91.1) million, a vendor dispute settlement of $(36.2) million, and foreign currency transaction losses of $2.6 million. Other expense (income) during the six months ended June 30, 2023 included a non-cash litigation contingency charge of $115.4 million, partially offset by gains on debt extinguishment of $(86.7) million and foreign currency transaction gains of $(16.2) million.

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

Segment Information

Our historical results of operations for the three and six months ended June 30, 2024 and June 30, 2023, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended June 30, 2024, Compared to the Three Months ended June 30, 2023

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $317.3 million, or 23.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Admissions revenues decreased $179.7 million, or 24.1%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in attendance of 24.6% from 66.4 million patrons to 50.0 million patrons, partially offset by a 0.7% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product in U.S. Markets compared to the prior year. The availability and popularity of film product released during the three months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $121.1 million, or 24.8%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance and a decrease in food and beverage per patron. Food and beverage per patron decreased 0.3% from $7.36 to $7.34 due primarily to an increase in revenues in International markets as a percentage of consolidated revenues from 15.8% during the three months ended June 30, 2023 to 17.1% during the three months ended June 30, 2024. Food and beverage per patron in International markets is much lower than in our U.S. markets and this change in the mix of revenues resulted in a decline in consolidated food and beverage per patron.

Total other theatre revenues decreased $16.5 million, or 14.3%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees, advertising revenues and income from gift cards and package tickets.

Operating costs and expenses. Operating costs and expenses decreased $185.1 million, or 14.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Film exhibition costs decreased $110.8 million, or 28.9%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 48.2% for the three months ended June 30, 2024, compared to 51.5% for the three months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $21.8 million, or 23.8%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in food and beverage costs was primarily due to lower food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 19.0% for the three months ended June 30, 2024, compared to 18.8% for the three months ended June 30, 2023.

Operating expense decreased by $22.5 million, or 5.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 37.8% for the three months ended June 30, 2024, compared to 30.6% for the three months ended June 30, 2023. Rent expense decreased 1.1%, or $2.4 million, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended June 30, 2024, compared to $0.6 million during the three months ended June 30, 2023.

Other. Other general and administrative expense decreased $9.1 million, or 15.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to declines in bonus expense as a result of lower than expected annual performance compared to annual targets in the current year compared to the prior year and lower stock-based compensation expense. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $18.0 million, or 18.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $(108.2) million during the three months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(85.3) million related to the redemption of $173.85 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation and $(2.6) million of other settlement proceeds. Other income of $(31.1) million during the three months ended June 30, 2023 was primarily due to $(1.2) million of income related to a proposed settlement of the Shareholder Litigation comprised of $(1.2) million of non-cash income for the decrease in estimated fair value as of June 30, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock, gains on extinguishment of debt of $(21.6) million related to the redemption of $42.0 million aggregate principal amount of the Second Lien Notes due 2026 and $(7.5) million in foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.6 million to $99.0 million for the three months ended June 30, 2024, compared to $102.6 million during the three months ended June 30, 2023, primarily due to lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances, partially offset by an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form

10-Q for additional information about our indebtedness.

Investment (income) expense. Investment income was $(6.1) million for the three months ended June 30, 2024, compared to expense of $5.1 million for the three months ended June 30, 2023. Investment income in the current year includes interest income of $(5.4) million, $(0.4) million of increase in estimated fair value of our investment in common shares of Hycroft, and $(0.3) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $3.2 million of decline in estimated fair value of our investment in common shares of Hycroft, $2.3 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $2.1 million of expense for NCM common units, partially offset by interest income of $(2.5) million.

Income tax provision. The income tax provision was $0.7 million and $0.4 million for the three months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(32.8) million and $8.6 million during the three months ended June 30, 2024, and June 30, 2023, respectively. Net loss during the three months ended June 30, 2024 compared to net earnings for the three months ended June 30, 2023 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year and an increase in income tax provision, partially offset by decreases in rent expense, general and administrative expense, depreciation and amortization, interest expense and investment expense and increases in other income.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $271.5 million, or 25.0%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Admissions revenues decreased $150.7 million or 25.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in attendance of 27.0% from 50.0 million patrons to 36.5 million patrons, partially offset by a 2.0% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the three months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $106.9 million, or 26.0%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 1.5% from $8.22 to $8.34 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchase per transaction.

Total other theatre revenues decreased $13.9 million, or 15.9%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees, advertising revenues and income from gift cards and package tickets.

Operating costs and expenses. Operating costs and expenses decreased $159.7 million, or 16.2%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Film exhibition costs decreased $95.4 million, or 29.8%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.2% for the three months ended June 30, 2024, compared to 54.3% for the three months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $18.3 million, or 25.4%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.7% for the three months ended June 30, 2024, and 17.5% for the three months ended June 30, 2023.

Operating expense decreased by $19.1 million, or 6.1%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 36.0% for the three months ended June 30, 2024, compared to 28.7% for the three months ended June 30, 2023. Rent expense decreased 3.2%, or $5.3 million, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended June 30, 2024, compared to $0.6 million during the three months ended June 30, 2023.

Other. Other general and administrative expense decreased $7.9 million, or 19.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to declines in bonus expense as a result of lower expected annual performance compared to annual targets in the current year compared to the prior year and lower stock-based compensation expense. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $13.2 million, or 17.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $(108.8) million during the three months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(85.3) million related to the redemption of $173.85 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation and $(2.6) million of other settlement proceeds. Other income of $(25.0) million during the three months ended June 30, 2023 was primarily due to $(1.2) million of income related to a proposed settlement of the Shareholder Litigation comprised of $(1.2) million of non-cash income for the decrease in estimated fair value as of June 30, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock and gains on extinguishment of debt of $(21.6) million related to the redemption of $42.0 million aggregate principal amount of the Second Lien Notes due 2026. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.4 million to $83.5 million for the three months ended June 30, 2024, compared to $86.9 million during the three months ended June 30, 2023, primarily due to lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances, partially offset by an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment income was $(5.5) million for the three months ended June 30, 2024, compared to expense of $5.1 million for the three months ended June 30, 2023. Investment income in the current year includes interest income of $(4.8) million, $(0.4) million of increase in estimated fair value of our investment in common shares of Hycroft and $(0.3) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $3.2 million of decline in estimated fair value of our investment in common shares of Hycroft, $2.3 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $2.1 million of expense for NCM common units, partially offset by interest income of $(2.5) million.

Income tax provision. The income tax provision was $0.6 million and $0.6 million for the three months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings. Net earnings were $17.7 million and $31.7 million during the three months ended June 30, 2024, and June 30, 2023, respectively. Net earnings during the three months ended June 30, 2024, compared to net earnings for the three months ended June 30, 2023, were negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, partially offset by decreases in rent expense, general and administrative expense, depreciation and amortization, interest expense and investment expense and increases in other income.

Theatrical Exhibition—International Markets

Revenues. Total revenues decreased $45.8 million, or 17.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Admissions revenues decreased $29.0 million, or 18.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a decrease in attendance of 17.3% from 16.3 million patrons to 13.5 million patrons and a decrease in average ticket price of 1.7%. The decrease in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $14.2 million, or 18.4%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance and a decrease in food and beverage per patron. Food and beverage per patron decreased 1.5% from $4.72 to $4.65.

Total other theatre revenues decreased $2.6 million, or 9.2%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees, advertising revenues and income from gift cards and package tickets.

Operating costs and expenses. Operating costs and expenses decreased $25.4 million, or 9.2%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Film exhibition costs decreased $15.4 million, or 24.4%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 37.9% for the three months ended June 30, 2024, compared to 40.7% for the three months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $3.5 million, or 17.9%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 25.6% for the three months ended June 30, 2024, compared to 25.4% for the three months ended June 30, 2023.

Operating expense decreased by $3.4 million, or 3.4%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in operating expense was primarily due to lower utilities expense and the decrease in attendance. As a percentage of revenues, operating expense was 44.7% for the three months ended June 30, 2024, compared to 38.2% for the three months ended June 30, 2023. Rent expense increased 5.5%, or $2.9 million, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other. Other general and administrative expense decreased $1.2 million, or 6.7%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Depreciation and amortization. Depreciation and amortization decreased $4.8 million, or 21.6%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to theatre closures and locations impaired in 2023 and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other expense (income). Other expense (income) of $0.6 million during the three months ended June 30, 2024 was primarily due to equity in losses of non-consolidated entities of $1.1 million, partially offset by foreign currency transaction gains of $(0.5) million. Other income of $(6.9) million during the three months ended June 30, 2023 was primarily due to $(7.5) million in foreign currency transaction gains, partially offset by equity in losses of non-consolidated entities of $0.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense decreased $0.2 million to $15.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.6) million for the three months ended June 30, 2024, compared to income of $0.0 million for the three months ended June 30, 2023. Investment income in the current year includes interest income of $(0.6) million.

Income tax provision (benefit). The income tax provision was $0.1 million and $(0.2) million for the three months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $50.5 million and $23.1 million during the three months ended June 30, 2024, and June 30, 2023, respectively. Net loss during the three months ended June 30, 2024 compared to net loss for the three months ended June 30, 2023 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, decreases in other income and decreases in income tax benefit, partially offset by decreases in general and administrative expense and decreases in depreciation and amortization expense.

Results of Operations—For the Six Months ended June 30, 2024 Compared to the Six Months ended June 30, 2023

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $320.3 million, or 13.9%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Admissions revenues decreased $183.3 million, or 14.3%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in attendance of 15.2% from 114.0 million patrons to 96.6 million patrons, partially offset by a 1.1% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product in U.S. Markets compared to the prior year. The availability and popularity of film product released during the six months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $128.6 million, or 15.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance and a decrease in food and beverage per patron. Food and beverage per patron decreased 0.7% from $7.17 to $7.12 due primarily to an increase in revenues in International markets as a percentage of consolidated revenues from 18.0% during the six months ended June 30, 2023 to 20.0% during the six months ended June 30, 2024. Food and beverage per patron in International markets is much lower than in our U.S. markets and this change in the mix of revenues resulted in a decline in consolidated food and beverage per patron.

Total other theatre revenues decreased $8.4 million, or 4.1%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $187.9 million, or 8.1%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Film exhibition costs decreased $117.7 million, or 18.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 46.7% for the six months ended June 30, 2024, compared to 49.2% for the six months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $20.2 million, or 13.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in food and beverage costs was primarily due to lower food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 19.3% for the six months ended June 30, 2024, compared to 18.7% for the six months ended June 30, 2023.

Operating expense decreased by $11.9 million, or 1.5%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 39.5% for the six months ended June 30, 2024, compared to 34.5% for the six months ended June 30, 2023. Rent expense increased 3.8%, or $16.4 million, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.0 million during the six months ended June 30, 2024, compared to $0.8 million during the six months ended June 30, 2023.

Other. Other general and administrative expense decreased $23.7 million, or 18.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to lower stock-based compensation expense and declines in bonus expense, as a result of lower expected annual performance compared to annual targets in the current year compared to the prior year. We recorded $2.1 million of stock-based compensation expense during the six months ended June 30, 2024 compared to $20.2 million during the six months ended June 30, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $30.0 million, or 15.8%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other expense (income). Other income of $(151.0) million during the six months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(91.1) million related to the redemption of $191.35 million aggregate principal amount of the Second Lien Notes due 2026, the favorable settlement of a vendor dispute of $(36.2) million, $(19.1) million of recoveries related to the Shareholder Litigation and $(3.6) million of other settlement proceeds. Other expense of $5.9 million during the six months ended June 30, 2023 was primarily due to $125.4 million of expense related to a proposed settlement of the Shareholder Litigation comprised of $10.0 million of estimated legal fees and $115.4 million of non-cash expense for the estimated fair value as of June 30, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock, partially offset by a gain on extinguishment of debt of $(84.4) million related to the redemption of $141.4 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(2.3) million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $(14.0) million in settlement of the Lao Action and $(16.2) million in foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.5 million to $200.2 million for the six months ended June 30, 2024, compared to $203.7 million during the six months ended June 30, 2023, primarily due to lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances, partially offset by an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(11.2) million for the six months ended June 30, 2024, compared to $(8.4) million for the six months ended June 30, 2023. Investment income in the current year includes interest income of $(11.5) million, partially offset by $0.1 million of decline in estimated fair value of our investment in common shares of Hycroft and $0.2 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $(15.5) million and interest income of $(4.8) million, partially offset by $5.5 million of decline in estimated fair value of our investment in common shares of Hycroft and $4.6 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM common units.

Income tax provision. The income tax provision was $2.5 million and $2.3 million for the six months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $196.3 million and $226.9 million during the six months ended June 30, 2024, and June 30, 2023, respectively. Net loss during the six months ended June 30, 2024 compared to net loss for the six months ended June 30, 2023 was positively impacted by decreases in general and administrative expense, decreases in depreciation and amortization, decreases in interest expense, and increases in investment income and other income partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense and an increase in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $286.9 million, or 16.0%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Admissions revenues decreased $163.1 million or 16.8%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in attendance of 18.7% from 82.4 million patrons to 67.0 million patrons, partially offset by a 2.4% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the six months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content partially offset by lower attendance for 3D content.

Food and beverage revenues decreased $119.1 million, or 17.8%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 1.1% from $8.13 to $8.22 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchase per transaction.

Total other theatre revenues decreased $4.7 million, or 3.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $173.1 million, or 9.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Film exhibition costs decreased $106.8 million, or 21.0%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 49.6% for the six months ended June 30, 2024, compared to 52.3% for the six months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $17.3 million, or 14.9%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.9% for the six months ended June 30, 2024, and 17.3% for the six months ended June 30, 2023.

Operating expense decreased by $10.6 million, or 1.8%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 38.6% for the six months ended June 30, 2024, compared to 33.0% for the six months ended June 30, 2023. Rent expense increased 3.0%, or $9.7 million, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.0 million during the six months ended June 30, 2024, compared to $0.8 million during the six months ended June 30, 2023.

Other. Other general and administrative expense decreased $22.7 million, or 24.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to declines in stock-based compensation expense and lower bonus expense, as a result of lower expected annual performance compared to annual targets in the current year compared to the prior year. We recorded $1.9 million of stock-based compensation expense during the six months ended June 30, 2024 compared to $18.1 million during the six months ended June 30, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $24.6 million, or 16.5%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other expense (income). Other income of $(117.7) million during the six months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(91.1) million related to the redemption of $191.35 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation and $(3.6) million of other settlement proceeds. Other expense of $21.8 million during the six months ended June 30, 2023 was primarily due to $125.4 million of expense related to a proposed settlement of the Shareholder Litigation comprised of $10.0 million of estimated legal fees and $115.4 million of non-cash expense for the estimated fair value as of June 30, 2023 of settlement shares proposed to be issued to holders of AMC Class A Common Stock, partially offset by a gain on extinguishment of debt of $(84.4) million related to the redemption of $141.4 million aggregate principal amount of the Second Lien Notes due 2026, a gain on extinguishment of debt of $(2.3) million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026 and a receipt of $(14.0) million in settlement of the Lao Action. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $3.6 million to $169.0 million for the six months ended June 30, 2024, compared to $172.6 million during the six months ended June 30, 2023, primarily due to lower interest expense on the Second Lien Notes due 2026 due to redemptions of principal balances, partially offset by an increase in interest rates on the Senior Secured Credit Facility Term Loan Due 2026. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment income was $(10.0) million for the six months ended June 30, 2024, compared to expense of $7.1 million for the six months ended June 30, 2023. Investment income in the current year includes interest income of $(10.3) million, partially offset by $0.1 million of decrease in the estimated fair value of our investment in common shares of Hycroft and $0.2 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $5.5 million of decline in estimated fair value of our investment in common shares of Hycroft, $4.6 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM common units, partially offset by interest income of $(4.8) million.

Income tax provision. The income tax provision was $1.2 million and $1.0 million for the six months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $142.5 million and $188.7 million during the six months ended June 30, 2024, and June 30, 2023, respectively. Net loss during the six months ended June 30, 2024, compared to net loss for the six months ended June 30, 2023, were positively impacted by decreases in general and administrative expense, depreciation and amortization, interest expense and investment expense and decreases in other expense, partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense and increases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues decreased $33.4 million, or 6.5%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Admissions revenues decreased $20.2 million, or 6.6%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a decrease in attendance of 6.1% from 31.6 million patrons to 29.7 million patrons and a decrease in average ticket price of 0.4%. The decrease in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $9.5 million, or 6.4%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance and a decrease in food and beverage per patron. Food and beverage per patron decreased 0.2% from $4.66 to $4.65.

Total other theatre revenues decreased $3.7 million, or 6.4%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $14.8 million, or 2.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Film exhibition costs decreased $10.9 million, or 9.0%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 38.6% for the six months ended June 30, 2024, compared to 39.6% for the six months ended June 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $2.9 million, or 7.8%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.7% for the six months ended June 30, 2024, compared to 25.1% for the six months ended June 30, 2023.

Operating expense decreased by $1.3 million, or 0.6%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in operating expense was primarily due to lower utilities expense and the decrease in attendance. As a percentage of revenues, operating expense was 42.6% for the six months ended June 30, 2024, compared to 40.0% for the six months ended June 30, 2023. Rent expense increased 6.2%, or $6.7 million, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Other. Other general and administrative expense decreased $1.0 million, or 2.7%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Depreciation and amortization. Depreciation and amortization decreased $5.4 million, or 13.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to theatre closures and locations impaired in 2023 and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $(33.3) million during the six months ended June 30, 2024, was primarily due to the favorable settlement of a vendor dispute of $(36.2) million. Other income of $(15.9) million during the six months ended June 30, 2023, was primarily due to $(16.2) million in foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income). See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased by $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(1.2) million for the six months ended June 30, 2024, and $(15.5) million for the six months ended June 30, 2023. Investment income in the current year includes $(1.2) million of interest income. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema

Company, LLC of $(15.5) million.

Income tax provision. The income tax provision was $1.3 million and $1.3 million for the six months ended June 30, 2024, and June 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $53.8 million and $38.2 million during the six months ended June 30, 2024, and June 30, 2023, respectively. Net loss during the six months ended June 30, 2024 compared to net loss for the six months ended June 30, 2023 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense and increases in interest expense, partially offset by decreases in general and administrative expense, decreases in depreciation and amortization expense an increases in other income.

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

We had working capital deficit (excluding restricted cash) as of June 30, 2024, and December 31, 2023 of ($624.0) million and $(456.4) million, respectively. As of June 30, 2024 and December 31, 2023, working capital included operating lease liabilities of $512.2 million and $508.8 million, respectively, and deferred revenues of $399.1 million and $421.8 million, respectively.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of June 30, 2024, we had cash and cash equivalents of $770.3 million.

We have continued to lower our future interest expense through debt exchanges for equity and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

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

On July 22, 2024, we completed a series of refinancing transactions with two creditor groups to refinance and extend to 2029 and 2030 the maturities of approximately $1.6 billion of the Company’s debt maturing in 2026.

On August 1, 2024, the Company completed follow-on open market repurchases of the Company’s Existing Term Loans, and in exchange, issued to such selling holders the Company’s New Term Loans pursuant to the New Term Loan Credit Agreement, by and among the Company and Muvico, LLC as co-borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. As of August 1, 2024, the Company completed open market purchase of $1,864.0 million aggregate principal amount of its Existing Term Loans and issued $1,993.3 million aggregate principal amount of the New Term Loans. Accordingly, as of such date, the Company had approximately $31.0 million aggregate principal amount of Existing Term Loans outstanding. See Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

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

Our current cash burn rates are not sustainable long-term. In order to achieve sustainable net positive operating cash flows and long-term profitability, we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 36% for the six months ended June 30, 2024, compared to the six months ended June 30, 2019. Until such time as we are able to achieve sustainable net positive operating cash flow, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the revenues, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Additionally, the effects of labor stoppages, including but not limited to the Writers Guild of America strike and the Screen Actors Guild-American Federation of Television and Radio Artists strike that occurred during 2023 had a negative impact in 2024 on the film slate for exhibition, the Company’s liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Quarterly Report on terms acceptable to us or at all.

On March 28, 2024, we entered into a Common Stock equity distribution agreement with certain sales agents to sell shares of Common Stock, from time to time, having an aggregate offering price of $250.0 million, through an at-the-market offering program. During the six months ended June 30, 2024, we raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through the at-the-market offering of approximately 72.5 million shares of Common Stock. We paid $0.7 million of other third-party issuance costs during the six months ended June 30, 2024. We intend to use any net proceeds from the sale of Common Stock pursuant to the program to bolster liquidity, to repay, refinance, redeem or repurchase our existing indebtedness (including expenses, accrued interest and premium, if any) and for general corporate purposes.

Cash Flows from Operating Activities

Net cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $222.9 million and $203.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in net cash flows used in operating activities was primarily due to the decline in attendance due to the impact of the Writers Guild of America and Screen Actors Guild – American Federation of Television and Radio Artists strikes that occurred during 2023. All things being equal, a decline in attendance results in less operating cash inflows that could be used to pay for the costs associated with our operations, thus creating an increase in net cash used in operations. The additional cash used in operating activities due to the decline in attendance was partially offset by reductions in rent repayments that were deferred during the COVID-19 pandemic and vendor dispute and other settlement proceeds received during the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $93.5 million and $57.4 million during the six months ended June 30, 2024 and June 30, 2023, respectively. Cash outflows from investing activities include capital expenditures of $95.1 million and $96.0 million during the six months ended June 30, 2024, and June 30, 2023, respectively.

During the six months ended June 30, 2023, cash flows used in investing activities included proceeds from the sale of our investment in Saudi Cinema Company, LLC of $30.0 million and proceeds from the disposition of long-term assets of $6.0 million.

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, landlord contributions, or capital raised, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of landlord contributions, will be approximately $175 million to $225 million for year ended December 31, 2024, to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash flows provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $227.3 million and $62.4 million during the six months ended June 30, 2024 and June 30, 2023, respectively. Cash flows provided by financing activities during the six months ended June 30, 2024, were primarily due to net proceeds from equity issuances of $243.0 million, scheduled principal payments under the Term Loan due 2026 and taxes paid for restricted unit withholdings of $2.2 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Equity in the Notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of June 30, 2024.

Cash flows provided by financing activities during the six months ended June 30, 2023, were primarily due to net proceeds from equity issuances of $175.7 million, partially offset by the repurchase of Second Lien Notes due 2026 for $82.4 million, and taxes paid for restricted unit withholdings of $14.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2024 and June 30, 2023, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. As of June 30, 2024, we had an aggregate principal balance of $1,895.0 million outstanding under the Senior Secured Term Loan due 2026. Borrowings under the Credit Agreement (which governs the Senior Secured Credit Facilities) (as amended through the Thirteenth Amendment to Credit Agreement) bear interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus in the case of the Senior Secured Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans. The rate in effect for the outstanding Senior Secured Term Loan due 2026 was 8.444% per annum at June 30, 2024, and 8.218% per annum at June 30, 2023.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. At June 30, 2024, we had no variable-rate borrowings outstanding under our revolving credit facilities and had an aggregate principal balance of $1,895.0 million outstanding under the Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facilities by $9.5 million during the six months ended June 30, 2024.

At June 30, 2023, we had an aggregate principal balance of $1,915.0 million outstanding under the Senior Secured Term Loan due 2026. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Senior Secured Term Loan due 2026 by $9.6 million during the six months ended June 30, 2023.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of June 30, 2024, were principal amounts of $950.0 million of our First Lien Notes due 2029, $777.6 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($5.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $49.4 million and $(47.7) million, respectively, as of June 30, 2024.

Included in corporate borrowings as of June 30, 2023, were principal amounts of $950.0 million of our First Lien Notes due 2029, $1,148.4 million of our Second Lien Notes due 2026, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($5.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $63.4 million and $(60.8) million, respectively, as of June 30, 2023.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of June 30, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2024, by approximately $5.4 million. Based upon the functional currencies in the International markets as of June 30, 2023, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2023, by approximately $3.8 million.

Our foreign currency translation rates increased by approximately 0.8% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2023, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

There has been significant recent dilution and there may continue to be significant additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through August 1, 2024, the outstanding shares of our Common Stock have increased by 356,146,947 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held the Special Meeting and obtained the requisite stockholder approval for the Charter Amendments (as defined in the annual report on Form 10-K for the year ended December 31, 2023) and on August 14, 2023 we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding. In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. On July 22, 2024, as part of the Debt Refinancing, Muvico issued the Exchangeable Notes and the Additional Exchangeable Notes that are exchangeable into our Common Stock pursuant to the indenture governing the Exchangeable Notes.

If the Exchangeable Notes and the Additional Exchangeable Notes are converted fully into shares of our Common Stock, they will be converted into an aggregate of up to 92,584,105 shares of Common Stock, which represents the maximum number of shares of Common Stock issuable upon conversion of the Exchangeable Notes, including a make-whole fee, determined as if the Additional Notes had been purchased by the holders of the Exchangeable Notes, and the outstanding Exchangeable Notes were converted in full as of the trading day immediately preceding the date of this report, without regard to any limitations on the conversion therein.

If the Exchangeable Notes and Additional Exchangeable Notes are converted fully into shares of our Common Stock prior to maturity, without regard to any limitations on the conversion therein, the maximum number of the Additional Exchangeable Notes are issued, and Muvico elects to pay interest by issuing PIK Notes during the life of the Exchangeable Notes, they will be converted into an aggregate of up to 129,051,873 shares of Common Stock representing the maximum number of shares of Common Stock issuable upon conversion therein.

As of August 1, 2024, there were 361,354,955 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or refinance indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Exchangeable Notes and the Additional Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. The holders of the Exchangeable Notes may from time to time convert the Exchangeable Notes and Additional Exchangeable Notes into shares of our Common Stock, and Muvico may elect to pay interest-in-kind by issuing PIK Notes. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2023 and 2024 to date, as adjusted for the Reverse Stock Split, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $85.30 on February 28, 2023. The last reported sale price of our Common Stock on the NYSE on August 1, 2024, was $5.12 per share. During 2023 and 2024 to date, daily trading volume ranged from approximately 771,720 to 634,246,600 shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed, there were no sales of unregistered securities during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Follow-on Debt Repurchases

On August 1, 2024, the Company completed follow-on open market repurchases of the Company’s Existing Term Loans, and in exchange, issued to such selling holders the Company’s New Term Loans pursuant to the New Term Loan Credit Agreement, by and among the Company and Muvico, LLC as co-borrowers, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. As of August 1, 2024, the Company completed open market purchase of $1,864.0 million aggregate principal amount of its Existing Term Loans and issued $1,993.3 million aggregate principal amount of the New Term Loans. Accordingly, as of such date, the Company had approximately $31.0 million aggregate principal amount of Existing Term Loans outstanding.

Rule 10b5-1 Trading Arrangements

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, AMC Entertainment Holdings, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the second quarter of 2024.

.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1

Fourteenth Amendment to Credit Agreement, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto and the Existing Credit Agreement Collateral Agent, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.2

Credit Agreement, by and among AMC Entertainment Holdings, Inc., as a borrower, Muvico, LLC, as a borrower, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.3

Exchangeable Notes Indenture, by and among Muvico, LLC, the guarantors party thereto, and GLAS Trust Company LLC, as trustee and as notes collateral agent, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.4

Form of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Note due 2030 (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.5

First Lien/Second Lien Intercreditor Agreement, by and among AMC Entertainment Holdings, Inc., Muvico, LLC, the other guarantors from time to time party thereto, the New Term Loan Collateral Agent, the Exchangeable Notes Collateral Agent and each Additional Junior Agent (as defined therein) from time to time party thereto, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.6

Joinder No. 4 to First Lien Intercreditor Agreement, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto, the New Term Loan Collateral Agent, the Exchangeable Notes Collateral Agent and the Existing Credit Agreement Collateral Agent, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.7

Credit Facilities Intercreditor Agreement, by and between the Existing Credit Agreement Collateral Agent and the New Term Loan Collateral Agent, and acknowledged by AMC Entertainment Holdings, Inc. and the guarantors party thereto, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.8

Supplemental Indenture, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto, and GLAS Trust Company LLC, as trustee and as notes collateral agent, dated as of July 22, 2024 (as defined therein) from time to time party thereto, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

***10.1	AMC Entertainment Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on June 7, 2024).

10.2

Asset Transfer Agreement, by and among American Multi-Cinema, Inc., Centertainment Development, LLC, and Muvico, LLC, dated as of July 22, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.3

Management Services Agreement, by and among Muvico, LLC, Centertainment Development, LLC, and American Multi-Cinema, Inc. (together with its applicable affiliates thereto), dated as of July 22, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.4

Intercompany License Agreement, by and among Muvico, LLC and American Multi-Cinema, Inc. (together with its applicable affiliates thereto), dated as of July 22, 2024 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 2, 2024	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: August 2, 2024	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer