Form 10-Q
period 2024-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2024-11-06
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

March 31,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 5, 2024
Class A common stock	375,679,699

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(unaudited)		(unaudited)
Revenues
Admissions	$744.2	$797.7	$1,839.1	$2,075.9
Food and beverage	490.4	482.7	1,178.7	1,299.6
Other theatre	114.2	125.5	313.0	332.7
Total revenues	1,348.8	1,405.9	3,330.8	3,708.2
Operating costs and expenses
Film exhibition costs	381.4	398.5	893.0	1,027.8
Food and beverage costs	89.7	90.1	222.6	243.2
Operating expense, excluding depreciation and amortization below	454.6	449.8	1,237.9	1,245.0
Rent	216.4	224.3	659.3	650.8
General and administrative:
Merger, acquisition and other costs	0.1	0.7	0.1	1.5
Other, excluding depreciation and amortization below	54.0	54.4	160.7	184.8
Depreciation and amortization	80.8	88.7	241.2	279.1
Operating costs and expenses	1,277.0	1,306.5	3,414.8	3,632.2
Operating income (loss)	71.8	99.4	(84.0)	76.0
Other expense, net
Other income	(22.8)	(15.9)	(173.8)	(10.0)
Interest expense:
Corporate borrowings	109.6	93.4	289.8	276.1
Finance lease obligations	1.0	0.9	2.5	2.8
Non-cash NCM exhibitor services agreement	9.0	9.4	27.5	28.5
Investment income	(3.2)	(3.0)	(14.4)	(11.4)
Total other expense, net	93.6	84.8	131.6	286.0
Earnings (loss) before income taxes	(21.8)	14.6	(215.6)	(210.0)
Income tax provision (benefit)	(1.1)	2.3	1.4	4.6
Net earnings (loss)	$(20.7)	$12.3	$(217.0)	$(214.6)
Net earnings (loss) per share:
Basic	$(0.06)	$0.08	$(0.69)	$(1.43)
Diluted	$(0.06)	$0.08	$(0.69)	$(1.43)
Average shares outstanding:
Basic (in thousands)	361,853	162,424	315,783	150,465
Diluted (in thousands)	361,853	162,607	315,783	150,465

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

	(unaudited)		(unaudited)
Net earnings (loss)	$(20.7)	$12.3	$(217.0)	$(214.6)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	8.7	9.1	(24.4)	(38.1)
Pension adjustments:
Net loss (gain) arising during the period	(0.1)	0.1	0.4	—
Other comprehensive income (loss)	8.6	9.2	(24.0)	(38.1)
Total comprehensive income (loss)	$(12.1)	$21.5	$(241.0)	$(252.7)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$527.4	$884.3
Restricted cash	49.7	27.1
Receivables, net	108.1	203.7
Other current assets	103.9	88.0
Total current assets	789.1	1,203.1
Property, net	1,484.4	1,560.4
Operating lease right-of-use assets, net	3,351.9	3,544.5
Intangible assets, net	147.2	146.7
Goodwill	2,351.6	2,358.7
Deferred tax asset, net	0.5	—
Other long-term assets	199.4	195.8
Total assets	$8,324.1	$9,009.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$247.7	$320.5
Accrued expenses and other liabilities	318.3	350.8
Deferred revenues and income	385.1	421.8
Current maturities of corporate borrowings	95.6	25.1
Current maturities of finance lease liabilities	4.6	5.4
Current maturities of operating lease liabilities	527.6	508.8
Total current liabilities	1,578.9	1,632.4
Corporate borrowings	4,048.4	4,552.3
Finance lease liabilities	48.6	50.0
Operating lease liabilities	3,738.3	4,000.7
Exhibitor services agreement	469.8	486.6
Deferred tax liability, net	34.0	32.4
Other long-term liabilities	91.4	102.7
Total liabilities	10,009.4	10,857.1
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 364,935,746 shares issued and outstanding as of September 30, 2024; 550,000,000 authorized; 260,574,392 shares issued and outstanding as of December 31, 2023)	3.6	2.6
Additional paid-in capital	6,624.5	6,221.9
Accumulated other comprehensive loss	(102.2)	(78.2)
Accumulated deficit	(8,211.2)	(7,994.2)
Total stockholders' deficit	(1,685.3)	(1,847.9)
Total liabilities and stockholders’ deficit	$8,324.1	$9,009.2

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023

Cash flows from operating activities:	(unaudited)
Net loss	$(217.0)	$(214.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241.2	279.1
Gain on extinguishment of debt	(40.3)	(97.5)
Gain on derivative liability	(73.5)	—
Deferred income taxes	1.1	0.8
Unrealized loss on investments in Hycroft	1.7	10.8
Amortization of net premium on corporate borrowings to interest expense	(20.1)	(42.7)
Amortization of deferred financing costs to interest expense	6.7	7.1
Non-cash portion of stock-based compensation	15.1	40.9
Gain on disposition of Saudi Cinema Company	—	(15.5)
Equity in (earnings) from non-consolidated entities, net of distributions	(3.3)	(0.9)
Landlord contributions	26.0	16.0
Deferred rent	(82.1)	(124.7)
Net periodic benefit cost	1.5	1.3
Non-cash shareholder litigation expense	—	99.3
Change in assets and liabilities:
Receivables	98.6	22.3
Other assets	(12.8)	(12.9)
Accounts payable	(82.6)	(70.5)
Accrued expenses and other liabilities	(91.0)	(29.9)
Other, net	(23.6)	(5.8)
Net cash used in operating activities	(254.4)	(137.4)
Cash flows from investing activities:
Capital expenditures	(155.8)	(153.5)
Acquisition of theatre assets	—	(4.0)
Proceeds from disposition of Saudi Cinema Company	—	30.0
Proceeds from disposition of long-term assets	0.3	8.6
Other, net	1.5	2.5
Net cash used in investing activities	(154.0)	(116.4)
Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2025	(12.9)	—
Repurchase of Senior Subordinated Notes due 2026	(6.0)	(1.7)
Repurchase of Second Lien Notes due 2026	(83.2)	(99.8)
Scheduled principal payments under Term Loan borrowings	(15.1)	(15.0)
Principal payments under Term Loan due 2026	(27.0)	—
Proceeds from issuance of Term Loan due 2029	27.0	—
Net proceeds from equity issuances	243.0	492.4
Principal payments under finance lease obligations	(3.5)	(4.6)
Cash used to pay for deferred financing costs	(45.7)	(1.8)
Debt extinguishment costs	(2.3)	—
Taxes paid for restricted unit withholdings	(2.2)	(14.2)
Net cash provided by financing activities	72.1	355.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.0	(3.8)
Net increase (decrease) in cash and cash equivalents and restricted cash	(334.3)	97.7
Cash and cash equivalents and restricted cash at beginning of period	911.4	654.4
Cash and cash equivalents and restricted cash at end of period	$577.1	$752.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$298.4	$290.0
Income taxes (received) paid, net	$(0.1)	$2.8
Schedule of non-cash activities:
Construction payables at period end	$41.8	$30.5
Other third-party equity issuance costs payable	$—	$0.4
Deferred financing costs payable	$0.4	$—
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance (1)	$227.6	$118.6
Extinguishment of the 2025 Notes in exchange for share issuance (1)	$2.1	$—
Extinguishment of the 2026 Notes in exchange for share issuance (1)	$2.4	$—
Extinguishment of Second Lien Notes due 2026 in exchange for Term Loans due 2029 (1)	$2.3	$—
Extinguishment of principal amount of the Second Lien Notes in exchange for Term Loan due 2029 (1)	$104.2	$—
Extinguishment of principal amount of the Second Lien Notes in exchange for Exchangeable Notes due 2030 (1)	$414.4	$—

(1)	See Note 1—Basis of Presentation and Note 6—Corporate Borrowings and Finance Lease Liabilities for further information on debt extinguishments and the Refinancing Transactions.

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The accompanying condensed consolidated balance sheet as of December 31, 2023, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows provided by operating activities and long-term profitability, the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 25% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2019. Until such time as the Company is able to achieve sustainable net positive cash flows provided by operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the revenues, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Additionally, the effects of labor stoppages that occurred during 2023 had a negative impact in 2024 on the film slate for exhibition, the Company’s liquidity and cash burn rates. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 6—Corporate Borrowings and Finance Lease Liabilities for a summary of debt transactions that occurred during the nine months ended September 30, 2024 and September 30, 2023, respectively. See Note 13—Subsequent Events for further information about various debt exchanges that occurred subsequent to September 30, 2024. Additionally, the Company has bolstered its liquidity through at-the-market offerings of its Class A Common Stock (“Common Stock”), see Note 7—Stockholders’ Deficit for further information on these offerings.

As of April 19, 2024, and in anticipation of the maturity of the Senior Secured Revolving Credit Facility, the Company voluntarily terminated the commitments under the Senior Secured Revolving Credit Facility in full and paid off any remaining obligations with respect to the Senior Secured Revolving Credit Facility. The financial covenants and related covenant suspension conditions are no longer in effect pursuant to the terms of the Credit Agreement dated as of April 30, 2013 (as amended, restated, amended and restated, supplemented or otherwise modified). The Company currently does not expect to replace the Senior Secured Revolving Credit Facility. The Company has entered into a new letter of credit facility in order to continue to provide letters of credit in the ordinary course of business following the termination of the Senior Secured Revolving Credit Facility.

Cash and Cash Equivalents. As of September 30, 2024, cash and cash equivalents for the U.S. markets and International markets were $455.6 million and $71.8 million respectively, and as of December 31, 2023, cash and cash equivalents were $752.3 million and $132.0 million, respectively.

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

	As of
(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$527.4	$884.3
Restricted cash	49.7	27.1
Total cash and cash equivalents and restricted cash in the statement of cash flows	$577.1	$911.4

As of September 30, 2024, restricted cash for the U.S. markets and International markets were $20.2 million and $29.5 million, respectively. As of December 31, 2023, restricted cash for the U.S. markets and International markets were $0 and $27.1 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2023	$(77.7)	$(0.5)	$(78.2)
Other comprehensive income (loss)	(24.4)	0.4	(24.0)
Balance September 30, 2024	$(102.1)	$(0.1)	$(102.2)

Accumulated Depreciation and Amortization. Accumulated depreciation was $3,268.4 million and $3,109.8 million as of September 30, 2024, and December 31, 2023, respectively, related to property. Accumulated amortization of intangible assets was $7.9 million and $7.3 million as of September 30, 2024, and December 31, 2023, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency transaction (gains) losses	$(21.5)	12.8	$(18.9)	(3.2)
Non-operating components of net periodic benefit cost	0.4	0.5	1.5	1.2
Gain on extinguishment - Senior Subordinated Notes due 2025	(0.5)	—	(0.5)	—
Gain on extinguishment - Senior Subordinated Notes due 2026	(1.3)	—	(1.3)	(2.3)
(Gain) loss on extinguishment - Second Lien Notes due 2026	52.6	(10.8)	(38.5)	(95.2)
Term Loan modification - third party fees	41.0	—	41.0	—
Derivative liability fair value decrease for embedded conversion feature in the Exchangeable Notes due 2030	(73.5)	—	(73.5)	—
Equity in earnings of non-consolidated entities	(5.2)	(3.1)	(9.9)	(5.3)
Derivative stockholder settlement	—	—	—	(14.0)
Shareholder litigation expense and (recoveries)	(14.9)	(15.3)	(34.0)	110.1
Vendor dispute settlement	—	—	(36.2)	—
Other settlement proceeds	—	—	(3.6)	—
Business interruption expense and insurance (recoveries)	0.1	—	0.1	(1.3)
Total other income	$(22.8)	$(15.9)	$(173.8)	$(10.0)

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

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(In millions)	Consolidated Statements of Operations	2024	2023	2024	2023
Operating lease cost
Theatre properties	Rent	$193.1	$201.3	$585.9	$587.5
Theatre properties	Operating expense	1.0	0.6	2.0	1.2
Equipment	Operating expense	8.1	4.8	22.2	11.8
Office and other	General and administrative: other	1.3	1.3	4.0	4.0
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	1.5	0.5	2.0	1.5
Interest expense on lease liabilities	Finance lease obligations	1.0	0.9	2.5	2.8
Variable lease cost
Theatre properties	Rent	23.3	23.0	73.4	63.3
Equipment	Operating expense	19.4	17.9	48.8	51.6
Total lease cost		$248.7	$250.3	$740.8	$723.7

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.5)	$(2.3)
Operating cash flows used in operating leases	(696.8)	(742.5)
Financing cash flows used in finance leases	(3.5)	(4.6)

Landlord contributions:
Operating cash flows provided by operating leases	26.0	16.0
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	103.3	111.4
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2024:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.3	10.6%
Finance leases	13.3	6.4%

Minimum annual payments and the net present value thereof as of September 30, 2024, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Three months ending December 31, 2024	$231.7	$2.1
2025	911.9	7.8
2026	849.1	7.8
2027	784.6	7.8
2028	697.0	7.8
2029	593.0	7.7
Thereafter	2,312.5	40.4
Total lease payments	6,379.8	81.4
Less imputed interest	(2,113.9)	(28.2)
Total operating and finance lease liabilities, respectively	$4,265.9	$53.2

As of September 30, 2024, the Company had signed additional operating lease agreements for two theatres that have not yet commenced. The leases have terms of 10 and 15 years and total lease payments of approximately $15.0 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the nine months ended September 30, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s condensed consolidated statement of operations.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Major revenue types
Admissions	$744.2	$797.7	$1,839.1	$2,075.9
Food and beverage	490.4	482.7	1,178.7	1,299.6
Other theatre:
Screen advertising	31.0	33.2	91.5	96.4
Other	83.2	92.3	221.5	236.3
Other theatre	114.2	125.5	313.0	332.7
Total revenues	$1,348.8	$1,405.9	$3,330.8	$3,708.2

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Timing of revenue recognition
Products and services transferred at a point in time	$1,244.1	$1,299.3	$3,035.5	$3,431.5
Products and services transferred over time (1)	104.7	106.6	295.3	276.7
Total revenues	$1,348.8	$1,405.9	$3,330.8	$3,708.2
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of September 30, 2024, and December 31, 2023:

(In millions)	September 30, 2024	December 31, 2023
Current assets
Receivables related to contracts with customers	$35.2	$113.5
Miscellaneous receivables	72.9	90.2
Receivables, net	$108.1	$203.7

(In millions)	September 30, 2024	December 31, 2023
Current liabilities
Deferred revenues related to contracts with customers	$376.6	$415.3
Miscellaneous deferred income	8.5	6.5
Deferred revenues and income	$385.1	$421.8

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2023	$415.3
Cash received in advance (1)	221.3
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	17.7
Food and beverage (2)	29.1
Other theatre (2)	(2.3)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(186.8)
Food and beverage (3)	(62.4)
Other theatre (4)	(51.4)
Foreign currency translation adjustment	(3.9)
Balance September 30, 2024	$376.6

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2023	$486.6
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(16.8)
Balance September 30, 2024	$469.8
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”) and subsequent adjustments related to the NCM bankruptcy, as discussed in greater detail below. The deferred revenues are being amortized to other theatre revenues over the remainder of the 30-year term of the Exhibitor Service Agreement (“ESA”) ending in February 2037.

NCM Bankruptcy. On April 11, 2023, NCM filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of the Company’s theatres in the United States. Under the Chapter 11 plan of reorganization, which became effective on August 7, 2023 (the “Plan”), NCM has assumed its agreements with the Company. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units (“NCM Common Units”) that were owed to the Company as part of the annual common unit adjustment. However, under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the effective date of the Plan. On August 13, 2023, in response to an appeal by the Company regarding certain terms of the Plan, including modification of the terms of the Exhibitor Services Agreement with other parties that were not similarly granted to the Company and appeal of the court’s order to approve cancellation of the NCM Common Unit issuance, the United States District Court for the Southern District of Texas affirmed the rulings of the bankruptcy court, including confirmation of the Plan. The Company filed an appeal to these rulings with the United States Court of Appeals for the Fifth Circuit and such appeal remains pending. The Company does not expect NCM’s bankruptcy or the appeal to have a material impact on the Company.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of September 30, 2024 was $280.9 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed or as the non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months.

Loyalty Programs. As of September 30, 2024, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $77.4 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2024:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,589.5	$(1,027.3)	$562.2	$4,662.1	$(2,303.4)	$2,358.7
Currency translation adjustment	—	—	—	45.7	(52.8)	(7.1)	45.7	(52.8)	(7.1)
Balance September 30, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,635.2	$(1,080.1)	$555.1	$4,707.8	$(2,356.2)	$2,351.6

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company, LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $15.5 million in investment income during the nine months ended September 30, 2023. Investments in non-consolidated affiliates as of September 30, 2024 include interests in Digital Cinema Distribution Coalition, LLC of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Ltd. (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS of 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, Capa Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer (“Vasteras”) of 50.0%. Through its various investments the Company has interests in four U.S. theatres and 62 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company. During the three months ended September 30, 2024 and September 30, 2023, the Company recorded equity in earnings of non-consolidated entities of $5.2 million and $3.1 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded equity in earnings of $9.9 million and $5.3 million, respectively.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	September 30, 2024	December 31, 2023
Due from DCM for on-screen advertising revenue	$1.1	$3.3
Loan receivable from DCM	0.7	0.6
Due to AC JV for Fathom Events programming	(6.1)	(2.3)
Loan receivable from Vasteras	0.8	1.0
Due from Capa for on-screen advertising revenue	1.1	1.4
Due to Vasteras	(0.3)	(0.9)
Due to U.S. theatre partnerships	(0.7)	(0.6)

		Three Months Ended		Nine Months Ended
(In millions)	Consolidated Statements of Operations	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
DCM screen advertising revenues	Other revenues	$3.8	$5.6	$10.4	$13.2
DCDC content delivery services	Operating expense	0.1	0.2	0.7	0.8
Film rent - AC JV	Film exhibition costs	12.8	4.9	25.6	12.0
Screenvision screen advertising revenues	Other revenues	2.1	2.3	5.0	6.2
Capa screen advertising revenues	Other revenues	1.1	-	1.1	-

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

During the three months ended September 30, 2024 and September 30, 2023, the Company recorded unrealized loss in investment income of $1.4 million and $0.7 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded unrealized loss in investment income of $1.7 million and $10.8 million, respectively. See Note 9—Fair Value Measurements for fair value information and the asset value for investments in Hycroft measured under the fair value option as well as the total asset value for other equity method investments.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	September 30, 2024	December 31, 2023
Secured Debt:
Credit Agreement-Term Loans due 2029 (11.919% as of September 30, 2024)	$2,019.3	$—
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
Senior Secured Credit Facility-Term Loan due 2026 (8.474% as of December 31, 2023)	—	1,905.0
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	414.4	—
Subordinated Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	163.9	968.9
6.375% Senior Subordinated Notes due 2024 (£4.0 million par value as of September 30, 2024)	5.3	5.1
5.75% Senior Subordinated Notes due 2025	82.7	98.3
5.875% Senior Subordinated Notes due 2026	41.9	51.5
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,203.0	$4,504.3
Finance lease liabilities	53.2	55.4
Deferred financing costs	(48.2)	(31.1)
Net premium (discount) (1)	(170.7)	104.2
Derivative liability - Conversion Option	159.9	—
Total carrying value of corporate borrowings and finance lease liabilities	$4,197.2	$4,632.8
Less:
Current maturities of corporate borrowings	(95.6)	(25.1)
Current maturities of finance lease liabilities	(4.6)	(5.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,097.0	$4,602.3
(1)	The following table provides the net premium (discount) amounts of corporate borrowings:

	September 30,	December 31,
(In millions)	2024	2023
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$15.9	$133.9
Senior Secured Credit Facility-Term Loan due 2026	—	(3.3)
12.75% Odeon Senior Secured Notes due 2027	(22.4)	(26.4)
Credit Agreement-Term Loans due 2029	(46.1)	—
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(118.1)	—
Net premium (discount)	$(170.7)	$104.2

The following table provides the principal payments required and maturities of corporate borrowing as of September 30, 2024:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2024	$10.3
2025	102.8
2026	225.7
2027	545.1
2028	19.5
2029	2,885.2
Thereafter	414.4
Total	$4,203.0

Debt Repurchases and Exchanges

The below table summarizes the various cash debt repurchase transactions, debt for equity exchange transactions and cash and debt for equity exchange transactions that occurred during the nine months ended September 30, 2024. The debt for equity exchange transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table does not include the Refinancing Transactions described further below.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Repurchased/Exchanged	Exchanged	Cost	Extinguishment	Paid/Exchanged
Cash debt repurchase transactions:
5.75% Senior Subordinated Notes due 2025	$7.0	—	$6.7	$0.3	$0.1
Second Lien Notes due 2026	50.0	—	50.5	4.4	1.4
Total cash debt repurchase transactions	57.0	—	57.2	4.7	1.5
Debt for equity exchange transactions:
Second Lien Notes due 2026	191.4	27,545,325	123.1	91.1	7.4
Total debt for equity exchange transactions	191.4	27,545,325	123.1	91.1	7.4
Cash and debt for equity exchange transactions:
5.75% Senior Subordinated Notes due 2025	8.6	447,829	8.4	0.2	0.1
5.875% Senior Subordinated Notes due 2026	9.6	432,777	8.1	1.3	0.2
Second Lien Notes due 2026	45.0	2,693,717	45.5	4.2	1.2
Total cash and debt for equity exchange transactions	63.2	3,574,323	62.0	5.7	1.5
Total debt repurchases and exchanges	$311.6	31,119,648	$242.3	$101.5	$10.4

The total carrying value of the debt extinguished in the above transactions during the nine months ended September 30, 2024 was $343.8 million.

The below table summarizes the cash debt repurchase transactions during the nine months ended September 30, 2023, including repurchases with a related party:

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

The total carrying value of the debt extinguished in the above transactions during the nine months ended September 30, 2023 was $199.0 million.

See Note 7—Stockholders’ Deficit for discussion of the $100.0 million aggregate principal amount of Second Lien Notes repurchased from Antara in exchange for 9,102,619 AMC Preferred Equity Units not included in the table above.

Refinancing Transactions

On July 22, 2024 (the “Closing Date”), the Company completed a series of refinancing transactions (the “Refinancing Transactions”) with two creditor groups to refinance and extend to 2029 and 2030 the maturities of approximately $1.6 billion of the Company’s debt previously maturing in 2026.

In connection with the refinancing on the Closing Date:

●	The Company and Muvico, LLC, a newly formed indirect wholly-owned subsidiary of the Company (“Muvico”), entered into that certain credit agreement (the “New Term Loan Credit Agreement”), by and among the Company and Muvico, each, as a borrower (collectively, the “New Term Loan Borrowers”), the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (in such capacities, the “New Term Loan Agent”) pursuant to which the Company and Muvico jointly and severally borrowed $1.2 billion of new term loans maturing 2029 (the “New Term Loans”).
●	The New Term Loans were (i) used as consideration for the open market purchase of $1.1 billion of the Company’s existing senior secured term loans maturing in 2026 (the “Existing Term Loans”) and (ii) exchanged for $104.2 million of the Company’s 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes”). Under the terms of the New Term Loan Credit Agreement, lenders of remaining Existing Term Loans were entitled to exchange their remaining Existing Term Loans for New Term Loans subject to certain terms and conditions.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal amount of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes (the “Exchangeable Notes”), which are guaranteed by the Company, the existing guarantors under the Existing Term Loans, and the Existing First Lien Notes (as defined herein) (the “Existing Guarantors”) and Centertainment (as defined below) and which are exchangeable into Common Stock on the terms described herein.
●	Muvico used the proceeds from the offering of the Exchangeable Notes to repurchase $414.4 million aggregate principal amount of the Second Lien Notes.

In connection with the formation of Muvico, among other things;

●	The Company and certain of its subsidiaries (collectively, “AMC”) transferred certain leases, owned real property and related assets and rights in respect of 175 theatres (the “Transferred Theatres”) to Muvico, along with certain intellectual property, including the AMC brand name (the “Transferred IP”), pursuant to an asset transfer agreement (the “Asset Transfer Agreement”).
●	Muvico and AMC entered into a management services agreement (the “Management Services Agreement”), pursuant to which Muvico engaged AMC to manage and operate the Transferred Theatres and provide certain other management services to Muvico.
●	Muvico and AMC entered into an intellectual property license agreement (the “Intercompany License Agreement”), pursuant to which Muvico granted AMC a license to use the Transferred IP.

Muvico is a direct subsidiary of Centertainment Development, LLC (“Centertainment”). Each of Muvico and Centertainment is an “unrestricted subsidiary” under the Existing Term Loans and the Existing First Lien Notes and therefore not subject to various restrictive covenants under the covenants governing such indebtedness.

On August 1, 2024, the Company completed follow-on open market repurchases of the Company’s Existing Term Loans (as defined below), and in exchange, issued to such selling holders the Company’s New Term Loans (as defined below) pursuant to the New Term Loan Credit Agreement (as defined below) of approximately $762.0 million.

On August 14, 2024, the Company completed an additional follow-on open market repurchase of the Company’s Existing Term Loans, and in exchange, issued to such selling holders the Company’s New Term Loans pursuant to the New Term Loan Credit Agreement of approximately $4.0 million.

On September 17, 2024, the Company issued $27.0 million of New Term Loans at par for cash and used the proceeds to redeem the remaining Existing Term Loans. As of September 30, 2024, the Company completed open market purchases of $1,895.0 million aggregate principal amount of its Existing Term Loans and issued $2,024.3 million aggregate principal amount of the New Term Loans. Accordingly, as of such date, the Company had no remaining aggregate principal amount of the Existing Term Loans outstanding and the loan documents relating to the Existing Term Loans were terminated.

The debt repurchases and exchanges for the Second Lien Notes were accounted for as extinguishments and resulted in a loss on extinguishment as follows:

(In millions)	Amount
Fair value of Exchangeable Notes due 2030	$293.6
Fair value of Conversion Option	233.4
Fair value of New Term Loans due 2029	104.2
PIK fee paid to Second Lien Lenders	2.3
Cash fee paid to Second Lien Lenders	2.3
Second Lien Notes consideration	635.8

Principal Second Lien Notes	518.6
Premium Second Lien Notes	56.0
Carrying value Second Lien Notes	574.6

Loss on extinguishment of Second Lien Notes	$61.2

The debt exchanges for the Existing Term Loans were accounted for as modifications and resulted in expense of approximately $41.0 million for costs paid to third parties.

See Note 1—Basis of Presentation for additional information about the components of other expense (income) related to the Refinancing Transactions.

Exchangeable Notes

Carrying value (in millions) as of September 30, 2024:

	Carrying Value		Carrying Value
	at Issuance on	(Increase) Decrease to	as of
	July 22, 2024	Net Earnings (Loss)	September 30, 2024
Principal balance	$414.4	$—	$414.4
Discount	(120.8)	2.7	(118.1)
Debt issuance costs	(23.2)	0.5	(22.7)
Derivative liability	233.4	(73.5)	159.9
Carrying value	$503.8	$(70.3)	$433.5

On July 22, 2024, the Company issued $414.4 million aggregate principal amount of its Exchangeable Notes. The Exchangeable Notes will bear interest at a rate of 6.00% per annum, if paid in cash, and 8.00% per annum, if paid in-kind by issuing the Exchangeable Notes (“PIK Notes”) having the same terms and conditions as the Exchangeable Notes (“PIK Interest”) in each case, payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2024. The Exchangeable Notes will mature on April 30, 2030, unless redeemed or exchanged in full prior to such maturity date, pursuant to the terms contained in the Exchangeable Notes Indenture as further discussed below.

At any time prior to the close of business on the second Trading Day (as defined in the Exchangeable Notes Indenture) immediately preceding the final maturity date of the Exchangeable Notes, each holder of the Exchangeable

Notes shall have the right, at its option, to surrender for exchange all or a portion of its Exchangeable Notes at the Exchange Rate (as defined in the Exchangeable Notes Indenture) for Common Stock. The Exchange Rate is initially set at 176.6379 shares of the Common Stock per $1,000 principal amount of Exchangeable Notes exchanged, which reflects a price of $5.66 per share Common Stock (“Exchange Price”), which price is equal to 113% of the closing price per share of the Common Stock on July 19, 2024. The Exchange Rate is subject to customary adjustments and anti-dilution protections (as provided in the Exchangeable Notes Indenture).

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

The Exchangeable Notes Indenture contains covenants that limit the Centertainment Group Parties’ (as defined below) ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of limitations and exceptions. The Exchangeable Notes Indenture also incorporates the other restrictive covenants contained in the New Term Loan Credit Agreement. The Exchangeable Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Exchangeable Notes to be due and payable immediately.

The Company analyzed the conversion option and Exchange Adjustment Consideration as one single conversion option (the “Conversion Option”). The Company bifurcated the Conversion Option from the principal balance of the Exchangeable Notes as a derivative liability. The Company bifurcated the Conversion Option as: (i) the economic characteristics of a conversion option embedded in a debt instrument are not clearly and closely related to the economic characteristics and risks of a debt host contract, as stated in ASC 815-15-25-51; (ii) the host debt instrument is not remeasured at fair value but rather, the Exchangeable Notes are measured at amortized cost; and (iii) the Conversion Option does not qualify for derivative scope exception under ASC 815-10-15-74(a). The Conversion Option also includes a make-whole adjustment, the Exchange Adjustment Consideration. The Exchange Adjustment Consideration (i.e., make-whole payment) does not meet the criteria for indexation under ASC 815-40-15-7C because the design of the feature does not meet the time-value scope exception and as a result is accounted for as a derivative. The initial estimated fair value of the Exchangeable Notes of $293.6 million resulted in a discount to the principal balance of $120.8 million and is amortized to interest expense resulting in an effective rate of 13.42% over the term of the Exchangeable Notes. The Company also recorded deferred debt issuance costs of approximately $23.2 million related to the issuance of the Exchangeable Notes and will amortize those costs to interest expense following the effective interest method over the term of the Exchangeable Notes. The Company recorded interest expense for the period from July 22, 2024 to September 30, 2024 of $7.9 million. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9–Fair Value Measurements for a discussion of the valuation methodologies. The principal balance exceeded the if-converted value of the Exchangeable Notes (including the Exchange Adjustment Consideration paid in shares) by approximately $38.5 million as of September 30, 2024 based on the closing price per share of our common stock of $4.55 per share.

New Term Loans due 2029

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

The New Term Loan Credit Agreement contains covenants that limit the Company and its subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) maintain cash in the accounts of the Company and its subsidiaries (other than the Centertainment Group Parties). These covenants are subject to a number of limitations and exceptions. The New Term Loan Credit Agreement also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding New Term Loans to become immediately due and payable.

Unamortized discounts and deferred charges related to the Existing Term Loans of $6.5 million and fees paid to Existing Term Loan lenders of $45.7 million were recorded as deferred charges related to the New Term Loans and the Company will amortize those costs to interest expense following the effective interest method over the term of the New Term Loans.

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

Share Issuances

During the nine months ended September 30, 2024, the Company raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through its at-the-market offering of approximately 72.5 million shares of Common Stock. The Company paid $0.7 million of other third-party issuance costs during the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $325.5 million and paid fees to the sales agents and incurred third-party issuance costs of approximately $8.2 million and $0.5 million, respectively, through its at-the-market offering of 40.0 million shares of its Common Stock. The Company paid $0.1 million of other third-party issuance costs during the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, the Company raised gross proceeds of approximately $114.5 million and paid fees to a sales agent and incurred other third-party issuance costs of approximately $2.9 million and $8.7 million, respectively, through its at-the-market offering of 7.1 million shares of AMC Preferred Equity Units. The Company paid $11.5 million of other third-party issuance costs during the nine months ended September 30, 2023.

Antara Transactions

On December 22, 2022, the Company entered into the Forward Purchase Agreement with Antara pursuant to which the Company agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes.

AMC Preferred Equity Units

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock. On August 25, 2023, all outstanding AMC Preferred Equity Units were converted to Common Stock. As of September 30, 2024, the Company has 50,000,000 authorized shares of preferred stock available for issuance.

Stock-Based Compensation

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2024	2023	2024	2023
Equity classified awards:
Special awards expense	$—	$—	$2.1	$20.2
Board of directors stock award expense	—	—	1.0	0.9
Restricted stock unit expense	3.8	3.7	8.6	10.5
Performance stock unit expense	2.5	3.6	3.3	9.0
Total equity classified awards:	6.3	7.3	15.0	40.6
Liability classified awards:
Restricted and performance stock unit expense	—	(0.1)	0.1	0.3
Total liability classified awards:	—	(0.1)	0.1	0.3
Total stock-based compensation expense	$6.3	$7.2	$15.1	$40.9

As of September 30, 2024, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $19.6 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.1 years.

Special Awards

On February 22, 2024, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 2023 Tranche Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the nine months ended September 30, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

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

The awards generally had the following features:

●	Board of Directors Stock Awards: The Company granted 202,392 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.0 million.
●	Restricted Stock Unit Awards: The Company granted 2,322,759 RSUs to certain members of management with a grant date fair value of $12.0 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: A total of 2,322,759 PSUs were awarded (“2024 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between two performance targets: the Adjusted EBITDA performance target and the free cash flow performance target. The 2024 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets are met at 100%, the 2024 PSU awards will vest at 2,322,759 units in the aggregate. No PSUs will vest for each Tranche Year if the Company does not achieve 80% of the Tranche Year’s Adjusted EBITDA or free cash flow targets.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached per ASC 718, Compensation – Stock compensation.

The equity classified 2024 PSU award grant date fair value for the 2024 Tranche Year award of 774,202 units was approximately $4.0 million, the equity classified 2023 PSU award grant date fair value for the 2024 Tranche Year award of 105,357 units was $0.5 million and the equity classified 2022 PSU award grant date fair value for the 2024 Tranche Year award of 44,081 units was $0.2 million, measured using performance targets at 100%.

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

As of September 30, 2024, there were 65,676 nonvested underlying Common Stock RSUs and PSUs (after giving effect to estimated attainment levels of 148%/158% for Adjusted EBITDA and free cash flow PSUs, respectively) related to awards classified as liabilities. There are 51,099 nonvested underlying Common Stock RSUs and PSUs (2024 Tranche Year measured using 148%/158% for Adjusted EBITDA and free cash flow PSUs, respectively) that are currently classified as liabilities and 14,577 nonvested underlying Common Stock PSUs (2025 Tranche Year) which have not been granted for accounting purposes as the performance targets for the 2025 PSU Tranche Years have yet to be established.

The following table represents the equity classified nonvested RSU and PSU activity for the nine months ended September 30, 2024:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs (3)	Fair Value
Nonvested at January 1, 2024	747,423	$44.35
Granted (1)	3,727,031	5.10
Granted - Special Award	456,226	4.42
Vested	(246,982)	43.84
Vested - Special Award	(242,360)	4.42
Forfeited	(1,278)	35.01
Cancelled (2)	(228,015)	43.86
Cancelled - Special Award (2)	(213,866)	4.42
Nonvested at September 30, 2024	3,998,179	7.83
Tranche Years 2025 and 2026 awarded under the 2024 PSU award and Tranche Year 2025 awarded under the 2023 PSU award with grant date fair values to be determined in year 2025 and 2026, respectively	1,653,656
Total Nonvested at September 30, 2024	5,651,835
(1)	The number of PSU shares granted under the Tranche Year 2024 assumes the Company will attain a performance target at 148% for the Adjusted EBITDA target and 158% for the free cash flow target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $2.2 million during the nine months ended September 30, 2024.
(3)	Includes AMC Preferred Equity Unit RSUs and PSUs that were converted to Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2024

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
Net loss	—	—	—	—	(32.8)	(32.8)
Other comprehensive income	—	—	—	2.8	—	2.8
Debt for equity exchange	25,004,075	0.3	116.1	—	—	116.4
Share issuance	72,549,972	0.7	242.9	—	—	243.6
Stock-based compensation (1)	195,924	—	4.4	—	—	4.4
Balances June 30, 2024	361,354,955	$3.6	$6,601.1	$(110.8)	$(8,190.5)	$(1,696.6)
Net loss	—	—	—	—	(20.7)	(20.7)
Other comprehensive income	—	—	—	8.6	—	8.6
Debt for equity exchange	3,574,323	—	17.1	—	—	17.1
Stock-based compensation (1)	6,468	—	6.3	—	—	6.3
Balances September 30, 2024	364,935,746	$3.6	$6,624.5	$(102.2)	$(8,211.2)	$(1,685.3)
(1)	Includes 202,392 Common Stock shares awarded to the Board of Directors, and 489,342 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

			Preferred Stock
			Series A Convertible				Accumulated
	Class A		Participating	Depositary Shares of		Additional	Other		Total
	Common Stock		Preferred Stock	AMC Preferred		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares (3)	Amount	Shares	Equity Units (3)	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2022	51,683,892	$0.5	7,245,872	72,458,706	$0.1	$5,049.8	$(77.3)	$(7,597.6)	$(2,624.5)
Net loss	—	—	—	—	—	—	—	(235.5)	(235.5)
Other comprehensive loss	—	—	—	—	—	—	(7.3)	—	(7.3)
Share Issuance	—	—	492,880	4,928,800	—	70.5	—	—	70.5
Antara Forward Purchase Agreement (2)	—	—	1,976,213	19,762,130	—	193.7	—	—	193.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(13.1)	—	—	(13.1)
Stock-based compensation (1)	235,346	—	26,944	269,444	—	25.9	—	—	25.9
Balances March 31, 2023	51,919,238	$0.5	9,741,909	97,419,080	$0.1	$5,326.8	$(84.6)	$(7,833.1)	$(2,590.3)
Net earnings	—	—	—	—	—	—	—	8.6	8.6
Other comprehensive loss	—	—	—	—	—	—	(40.0)	—	(40.0)
AMC Preferred Equity Units issuance	—	—	212,156	2,121,562	—	32.7	—	—	32.7
Taxes paid for restricted unit withholdings	—	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	—	7.5	—	—	7.5
Balances June 30, 2023	51,919,238	$0.5	9,954,065	99,540,642	$0.1	$5,365.9	$(124.6)	$(7,824.5)	$(2,582.6)
Net earnings	—	—	—	—	—	—	—	12.3	12.3
Other comprehensive income	—	—	—	—	—	—	9.2	—	9.2
AMC Preferred Equity Unit conversion	99,540,642	1.0	(9,954,065)	(99,540,642)	(0.1)	(0.9)	—	—	—
Settlement payment	6,897,018	0.1	—	—	—	99.2	—	—	99.3
Share issuance	40,000,000	0.4	—	—	—	316.1	—	—	316.5
Stock-based compensation	—	—	—	—	—	7.3	—	—	7.3
Balances September 30, 2023	198,356,898	$2.0	—	—	$—	$5,787.6	$(115.4)	$(7,812.2)	$(2,138.0)
(1)	Includes 8,555 Common Stock shares and 15,370 AMC Preferred Equity Units awarded to the Board of Directors, 226,791 vested Common Stock RSUs and PSUs, and 254,074 vested AMC Preferred Equity Units RSUs and PSUs.
(2)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units.
(3)	Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the nine months ended September 30, 2024, due to the lingering effects of the COVID-19 pandemic and recent labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the nine months ended September 30, 2024, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the nine months ended September 30, 2024, was (0.6)%. The Company’s consolidated tax rate for the nine months ended September 30, 2024, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2024:

		Fair Value Measurements at September 30, 2024 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$1.3	$—	$—	$1.3
Marketable equity securities:
Investment in Hycroft	6.0	6.0	—	—
Total assets at fair value	$7.3	$6.0	$—	$1.3

Corporate Borrowings:
Derivative liability	$159.9	$—	$—	$159.9
Total liabilities at fair value	$159.9	$—	$—	$159.9

Derivative liability valuation. On July 22, 2024, the Company issued Exchangeable Notes with conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation, see Note 6—Corporate Borrowings and Finance Lease Liabilities for further information. The derivative features have been valued using a Binomial Lattice approach. The Binomial Lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the Exchangeable Notes. The significant inputs used to value the derivative include the initial share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The estimated fair value of the derivative liability on July 22, 2024 was $233.4 million. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the condensed consolidated statements of operations.

Nonrecurring Fair Value Measurements. The following fair value hierarchy table is presented for nonrecurring fair value measurements of the bond component of the Company’s Exchangeable Notes:

Fair Value Measurements at July 22, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	July 22, 2024	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Exchangeable Notes	$293.6	$—	$293.6	$—

Valuation Technique. The bond component of the Exchangeable Notes issued on July 22, 2024 was recorded at fair value. The Company estimated the fair value using a discounted cash flow analysis utilizing a discount yield based on the risk-free rate plus an assumed credit spread built using observable recovery rates of similarly secured debt. See Note 6—Corporate Borrowings and Finance Lease Liabilities for further information.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$95.6	$—	$94.2	$—
Corporate borrowings	3,888.5	—	3,765.9	—

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

NOTE 10—OPERATING SEGMENTS

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way the chief operating decision maker organizes segments within a company for making operating decisions and evaluating performance. The Company has identified two reportable segments and reporting units for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in or partial interest in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, and Denmark. The Company sold its interest in Saudi Arabia in January 2023. See Note 5—Investments for further information. Each segment’s revenue is derived from admissions, food and beverage sales and other ancillary revenues, primarily screen advertising, loyalty membership fees, ticket sales, gift card income and exchange ticket income. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, as defined in the reconciliation table below. During the three months ended September 30, 2024, the Company changed the definition of Adjusted EBITDA to no longer further adjust for “cash distributions from non-consolidated entities” and “other non-cash rent benefit.” All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

Below is a breakdown of select financial information by reportable operating segment:

	Three Months Ended		Nine Months Ended
Revenues (In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. markets	$1,055.3	$1,063.9	$2,560.3	$2,855.8
International markets	293.5	342.0	770.5	852.4
Total revenues	$1,348.8	$1,405.9	$3,330.8	$3,708.2

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. markets	$143.3	$155.5	$178.5	$353.4
International markets	18.5	44.4	0.6	53.0
Total Adjusted EBITDA (1)	$161.8	$199.9	$179.1	$406.4

(1)	The Company presents Adjusted EBITDA as a supplemental measure of its performance. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. The measure of segment profit and loss the Company uses to evaluate performance and allocate its resources is Adjusted EBITDA, which is broadly consistent with how Adjusted EBITDA is defined in the Company’s debt indentures.

	Three Months Ended		Nine Months Ended
Capital Expenditures (In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. markets	$41.6	$40.8	$107.1	$112.2
International markets	19.1	16.7	48.7	41.3
Total capital expenditures	$60.7	$57.5	$155.8	$153.5

	As of	As of
Long-term assets, net (In millions)	September 30, 2024	December 31, 2023
U.S. markets	$5,553.3	$5,795.6
International markets	1,981.7	2,010.5
Total long-term assets (1)	$7,535.0	$7,806.1
(1)	Long-term assets are comprised of property, net, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net earnings (loss)	$(20.7)	$12.3	$(217.0)	$(214.6)
Plus:
Income tax provision (benefit) (1)	(1.1)	2.3	1.4	4.6
Interest expense	119.6	103.7	319.8	307.4
Depreciation and amortization	80.8	88.7	241.2	279.1
Certain operating expense (2)	2.0	3.8	3.5	4.0
Equity in earnings of non-consolidated entities (3)	(5.2)	(3.1)	(9.9)	(5.3)
Attributable EBITDA (4)	1.3	1.4	1.2	1.6
Investment income (5)	(3.2)	(3.0)	(14.4)	(11.4)
Other income (6)	(18.1)	(14.1)	(161.9)	(1.4)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.1	0.7	0.1	1.5
Stock-based compensation expense (8)	6.3	7.2	15.1	40.9
Adjusted EBITDA	$161.8	$199.9	$179.1	$406.4
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(4.3) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2023 primarily consisted of equity in earnings from AC JV of $(1.5) million.

Equity in earnings of non-consolidated entities during the nine months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(9.5) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2023 primarily consisted of equity in earnings from AC JV of $(3.4) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. The Company also provides services to these theatre operators including information technology systems, certain on-screen advertising services and the Company’s gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Equity in (earnings) of non-consolidated entities	$(5.2)	$(3.1)	$(9.9)	$(5.3)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(4.7)	(2.1)	(10.3)	(4.7)
Equity in earnings (loss) of International theatre joint ventures	0.5	1.0	(0.4)	0.6
Income tax provision (benefit)	—	0.1	(0.1)	(0.1)
Investment income	(0.1)	(0.2)	—	(0.1)
Interest expense	—	0.1	0.1	0.2
Depreciation and amortization	0.7	0.4	1.4	1.0
Other expense	0.2	—	0.2	—
Attributable EBITDA	$1.3	$1.4	$1.2	$1.6

(5)	Investment income during the three months ended September 30, 2024 includes appreciation in the estimated fair value of the Company’s investment in common shares of Hycroft of $(0.3) million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $1.7 million and interest income of $(4.6) million. Investment expense (income) during the three months ended September 30, 2023 included appreciation in estimated fair value of the Company’s investment in common shares of Hycroft of $(0.1) million, deterioration in estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $0.8 million, and interest income of $(3.7) million.

Investment expense (income) during the nine months ended September 30, 2024 includes appreciation in estimated fair value of the Company’s investment in common shares of Hycroft of $(0.2) million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $1.9 million, and interest income of $(16.1) million. Investment expense (income) during the nine months ended September 30, 2023 included deterioration in estimated fair value of the Company’s investment in common shares of Hycroft of $5.4 million, deterioration in estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $5.4 million, $1.8 million of expense for NCM Common Units, $(15.5) million gain on the sale of the Company’s investment in Saudi Cinema Company, LLC and interest income of $(8.5) million.

(6)	Other income during the three months ended September 30, 2024 includes shareholder litigation recoveries of $(14.9) million, foreign currency transaction gains of $(21.5) million, losses on debt extinguishment of $50.8 million, term loan modification third party fees of $41.0 million, and a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(73.5) million. Other expense (income) during the three months ended September 30, 2023 included a non-cash litigation contingency adjustment of $(16.1) million, foreign currency transaction losses of $12.8 million, and gains on debt extinguishment of $(10.8) million.

Other expense (income) during the nine months ended September 30, 2024 includes shareholder litigation recoveries of $(34.0) million, gains on debt extinguishment of $(40.3) million, term loan modification third party fees of $41.0 million, a vendor dispute settlement of $(36.2) million, foreign currency transaction gains of $(18.9) million and a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(73.5) million. Other expense (income) during the nine months ended September 30, 2023 included a non-cash litigation contingency charge of $99.3 million, partially offset by gains on debt extinguishment of $(97.5) million and foreign currency transaction gains of $(3.2) million.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash or non-recurring expense included in general and administrative: other.

NOTE 11—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters discussed below, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods. An unfavorable outcome could also have a material adverse effect on our financial position or the market prices of our securities, including our Common Stock.

On April 22, 2019, a putative stockholder class and derivative complaint, captioned Lao v. Dalian Wanda Group Co., Ltd., et al., C.A. No. 2019-0303-JRS (the “Lao Action”), was filed against certain of the Company’s directors, Wanda, two of Wanda’s affiliates, Silver Lake, and one of Silver Lake’s affiliates in the Delaware Court of Chancery. The Lao Action asserted claims directly, on behalf of a putative class of Company stockholders, and derivatively, on behalf of the Company, for breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty with respect to transactions that the Company entered into with affiliates of Wanda and Silver Lake on September 14, 2018, and the special cash dividend of $1.55 per share of Common Stock that was payable on September 28, 2018 to the Company’s stockholders of record as of September 25, 2018. On June 6, 2022, the parties signed a stipulation of settlement to resolve the Lao Action for $17.4 million (the “Settlement Amount”). Defendants agreed to the settlement and the payment of the Settlement Amount solely to eliminate the burden, expense, and uncertainty of further litigation, and continue to expressly deny any liability or wrongdoing with respect to the matters alleged in the Lao Action. On November 30, 2022, the court issued an order and final judgment approving the settlement and dismissing the action. The order and final judgment included a fee and expense award to plaintiff’s counsel in the amount of $3.4 million to be paid out of the Settlement Amount. On January 6, 2023, the remainder of the Settlement Amount of $14.0 million was paid to the Company. The Company recorded the settlement as a gain in other income during the nine months ended September 30, 2023.

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which were subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the AMC Preferred Equity Units, the transactions between the Company and Antara that the Company announced on December 22, 2022 (the “Antara Transactions”), and certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock (together, the “Charter Amendments”). The Munoz Action, which was filed by stockholders who had previously made demands to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220, asserted a claim for breach of fiduciary duty against the Company’s current directors and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the AMC Preferred Equity Units violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the AMC Preferred Equity Units on the Charter Amendments or that the AMC Preferred Equity Units be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the AMC Preferred Equity Units from voting on the Charter Amendments.

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

On August 11, 2023, the court approved the settlement of the Shareholder Litigation and lifted the Status Quo Order. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, effective as of August 24, 2023, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments. The Reverse Stock Split occurred on August 24, 2023, the conversion of AMC Preferred Equity Units into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the Court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the Court’s decision approving the settlement. On May 22, 2024, the Delaware Supreme Court affirmed the Court’s decision approving the settlement of the Shareholder Litigation. On August 20, 2024, the appellant stockholder filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on October 7, 2024.

In connection with the Shareholder Litigation, the Company recorded a $110.1 million charge to other expense during the nine months ended September 30, 2023. The charge was based on the fair value for the Settlement Payment of $99.3 million and legal fees, net of probable insurance recoveries of $10.8 million as of September 30, 2023. The Company made the Settlement Payment on August 28, 2023, and recorded the disbursement to stockholders’ deficit.

On August 14, 2023, a putative class action on behalf of APE holders, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserted claims for a declaratory judgment, injunctive relief, and breach of contract, and alleged that the Settlement Payment in the Shareholder Litigation violates the Certificate of Designations that governed the AMC Preferred Equity Units prior to the conversion of the AMC Preferred Equity Units into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint. On October 2, 2024, the court granted the Company’s motion, dismissing the amended complaint with prejudice. On October 30, 2024, the plaintiff filed a notice of appeal with the Delaware Supreme Court.

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

On December 18, 2023, an action captioned Miller, et al. v. AMC Entertainment Holdings, Inc. et al., C.A. No. 2023-1259-LM (Del. Ch.) (the “Miller Action”), was filed against the Company and two of its officers in the Delaware Court of Chancery. Plaintiffs in the Miller Action sought to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220 in order to investigate allegations concerning alleged manipulation of the Company’s Common Stock. On February 7, 2024, the parties filed a stipulation dismissing the Company’s two officers from the action. On April 17, 2024, the parties filed a stipulation dismissing the Miller Action with prejudice.

On May 2, 2024, the United States District Court for the Southern District of New York issued an order granting final approval of a proposed settlement reached by all parties to an action brought by plaintiffs Dennis J. Donoghue and Mark Rubenstein, each of whom are shareholders of the Company, for the Company to recover “short-swing” profits under Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) alleged to have been realized by defendants Antara Capital Master Fund LP, Antara Capital Fund GP LLC, Antara Capital LP, Antara Capital GP LLC, and Himanshu Gulati (collectively, the “Antara Defendants”) in connection with their purchases and sales of the Company’s securities. The Company is party to the suit in name only, which was brought for the benefit of the Company. The Company received $2.6 million in connection with this action during the nine months ended September 30, 2024.

On September 17, 2024, an action captioned A Holdings – B LLC, et al. v. GLAS Trust Company LLC, Index No. 654878/2024 (the “Noteholder Action”), was filed in the Supreme Court of the State of New York. The Noteholder Action was filed by an ad hoc group of holders of the Company’s Existing First Lien Notes asserting claims for breach of contract and seeking a declaratory judgment against the Company and GLAS Trust Company LLC (“GLAS”), the trustee under the indenture for the Company’s Second Lien Notes, in connection with the Refinancing Transactions announced by AMC on July 22, 2024. Plaintiffs allege that GLAS and the Company breached the first lien/second lien intercreditor agreement dated July 31, 2020 (the “Intercreditor Agreement”) by improperly transferring collateral that secured the Existing First Lien Notes free of such liens and eliminating the Existing First Lien Notes’ priority in certain other collateral in connection with the Refinancing Transactions. An unfavorable outcome, in which it is determined that the Company breached, as claimed, the Intercreditor Agreement, would permit note holders to claim an event of default occurred under the indenture governing the Existing First Lien Notes and, subject to any conditions in the indenture, permit note holders to accelerate the Existing First Lien Notes, which could in turn result in the acceleration of the Company’s other outstanding debt. Such an event would thereby have a material adverse effect on our business, financial condition and results of operations and on the market prices of our securities, including our Common Stock. We intend to vigorously defend against any claims made in the Noteholder Action.

NOTE 12—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon conversion of the Exchangeable Notes, if dilutive. Diluted earnings per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Exchangeable Notes.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net earnings (loss) for basic and diluted earnings (loss) per share	$(20.7)	$12.3	$(217.0)	$(214.6)

Denominator (shares in thousands):
Weighted average shares for basic loss per common share	361,853	162,424	315,783	150,465
Common equivalent shares for RSUs and PSUs	—	183	—	—
Weighted average shares for diluted earnings (loss) per common share	361,853	162,607	315,783	150,465
Basic earnings (loss) per common share	$(0.06)	$0.08	$(0.69)	$(1.43)
Diluted earnings (loss) per common share	$(0.06)	$0.08	$(0.69)	$(1.43)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings (loss) per share.

Unvested RSUs of 2,594,497 for each of the three and nine months ended September 30, 2024 were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive. Unvested RSUs of 467,353 and 548,419 for the three and nine months ended September 30, 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted earnings (loss) per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 1,403,682 for each of the three and nine months ended September 30, 2024 were not included in the computation of diluted earnings (loss) per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 192,052 and 294,251 at certain performance targets for the three and nine months ended September 30, 2023, respectively, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company has excluded approximately 82.6 million shares issuable upon conversion of the Exchangeable Notes and related Exchange Adjustment Consideration from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2024, respectively, because they would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENTS

Debt Exchanges. The below table summarizes the debt for equity exchanges that occurred after September 30, 2024:

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Cost	Extinguishment	Exchanged
Second Lien Notes due 2026	$32.7	7,517,510	$34.1	$(1.8)	$1.0
5.75% Senior Subordinated Notes due 2025 (1)	12.5	3,226,443	13.3	0.8	0.2
Total	$45.2	10,743,953	$47.4	$(1.0)	$1.2

(1)  The principal amount of the 5.75% Senior Subordinated Notes due 2025 exchanged for equity is included in long-term liabilities in the condensed consolidated balance sheet as of September 30, 2024.

The total carrying value of the debt extinguished in the above transactions was $48.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity, including following the termination of our senior secured revolving credit facility (“Senior Secured Revolving Credit Facility”), to fund operations, and satisfy obligations including cash outflows for deferred rent and planned capital expenditures currently and through the next twelve months. In order to achieve net positive cash flows provided by operating activities and long-term profitability, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the Refinancing Transactions, including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Exchangeable Notes, (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows from operating activities and long-term profitability to overcome liquidity concerns or may be insufficient if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues and (iii) the impact on the market price of our Common Stock and our capital structure of litigation resulting from the Refinancing Transactions or any additional litigation that may arise in connection with the Refinancing Transactions. See Note 11—Commitments and Contingencies for a description of the litigation;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our financial maintenance and other covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness may limit our ability to take advantage of certain business opportunities and limit or restrict our ability to pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Tax Cuts and Jobs Act of 2017;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see “Item 1A. Risk Factors” of this Form 10-Q, “Item 1. Business” in our Annual Report on Form 10–K for the year ended December 31, 2023, and our other public filings.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of September 30, 2024, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from our customer loyalty programs, rental of theatre auditoriums, income from gift card and exchange ticket sales, theatrical distribution, retail popcorn sales, and online ticketing fees. As of September 30, 2024, we owned, operated or had interests in 874 theatres and 9,800 screens.

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

Movie Screens

The following table provides detail with respect to large screen formats, such as IMAX® and our proprietary Dolby Cinema™, other Premium Large Format (“PLF”) screens, enhanced food and beverage offerings and our premium seating as deployed throughout our circuit:

	U.S. Markets		International Markets		Consolidated
	As of September 30,		As of September 30,		As of September 30,
Format	2024	2023	2024	2023	2024	2023
Number of theatres:
IMAX®	184	183	35	33	219	216
Dolby Cinema™ theatres	164	158	7	7	171	165
In-house PLF	60	57	79	75	139	132
Dine-in	49	49	3	3	52	52
Premium seating	365	361	85	80	450	441
Offering alcohol	384	380	225	231	609	611
Number of screens:
IMAX®	185	184	35	33	220	217
Dolby Cinema™ theatres	164	158	7	7	171	165
In-house PLF	60	57	82	78	142	135
Dine-in	675	675	13	13	688	688
Premium seating	3,607	3,574	588	540	4,195	4,114

Loyalty Programs and Other Marketing

As of September 30, 2024, we had approximately 34 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”) and AMC Stubs Insider™ (“Insider”) programs, combined. During the nine months ended September 30, 2024, our AMC Stubs® members represented approximately 49.0% of AMC U.S. markets attendance.

We currently have approximately 18 million members in our various International loyalty programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of September 30, 2024, approximately 1.7 million shares of our Common Stock were directly registered with our transfer agent by 14,934 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. Material changes to our critical accounting estimates from what is described in our Form 10-K are described below:

Derivative Liability. We remeasure the derivative liability related to the conversion features in our Exchangeable Notes at fair value each reporting period with changes in fair value recorded in the consolidated statements of operations. We have obtained independent third-party valuation studies to assist us in determining fair value. Our valuation studies use the Binomial Lattice approach and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The Binomial Lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the Exchangeable

Notes. The significant inputs used to value the derivative include the initial share price of our Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The volatility of our Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

During the three and nine months ended September 30, 2024, we recorded other income related to a decline in our derivative liability fair value of $(73.5) million. We expect there will be future changes in fair value for our derivative liability and that the related amounts recorded as income or expense may be material. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 9—Fair Value Measurements in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Significant Events—For the Nine Months Ended September 30, 2024

Debt Repurchases and Exchanges. The below table summarizes the various cash debt repurchase transactions, debt for equity exchange transactions and cash and debt for equity exchange transactions that occurred during the nine months ended September 30, 2024. The debt for equity transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Repurchased/Exchanged	Exchanged	Cost	Extinguishment	Paid/Exchanged
Cash debt repurchase transactions:
5.75% Senior Subordinated Notes due 2025	$7.0	—	$6.7	$0.3	$0.1
Second Lien Notes due 2026	50.0	—	50.5	4.4	1.4
Total cash debt repurchase transactions	57.0	—	57.2	4.7	1.5
Debt for equity exchange transactions:
Second Lien Notes due 2026	191.4	27,545,325	123.1	91.1	7.4
Total debt for equity exchange transactions	191.4	27,545,325	123.1	91.1	7.4
Cash and debt for equity exchange transactions:
5.75% Senior Subordinated Notes due 2025	8.6	447,829	8.4	0.2	0.1
5.875% Senior Subordinated Notes due 2026	9.6	432,777	8.1	1.3	0.2
Second Lien Notes due 2026	45.0	2,693,717	45.5	4.2	1.2
Total cash and debt for equity exchange transactions	63.2	3,574,323	62.0	5.7	1.5
Total debt repurchases and exchanges	$311.6	31,119,648	$242.3	$101.5	$10.4

Vendor Dispute. On January 26, 2024, we executed an agreement to collect $37.5 million as resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income during the nine months ended September 30, 2024. The relationship with the vendor has been restored and remains in good standing.

Share Issuance. During the nine months ending September 30, 2024, we raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through our at-the-market offering of approximately 72.5 million shares of Common Stock. We paid $0.7 million of other third-party issuance costs during the nine months ended September 30, 2024.

Debt Refinancing. During the three and nine months ended September 30, 2024, we completed a series of refinancing transactions with two creditor groups. See the Liquidity and Capital Resources section below for further information on these transactions.

Significant Events—For the Nine Months Ended September 30, 2023

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

Debt Repurchases. The below table summarizes the cash debt repurchase transactions during the nine months ended September 30, 2023, including repurchases with a related party:

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

Additional Share Issuances Antara. On December 22, 2022, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Antara pursuant to which we agreed to (i) sell to Antara 10,659,511 AMC Preferred Equity Units for an aggregate purchase price of $75.1 million and (ii) simultaneously purchase from Antara $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes in exchange for 9,102,619 AMC Preferred Equity Units. On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s 10%/12% Cash/PIK Toggle Second Lien Notes. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. We paid $1.4 million of accrued interest in cash upon exchange of the notes.

Share Issuances. During the nine months ended September 30, 2023, we entered into various equity distribution agreements with sales agents to sell shares of our Common Stock and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs.

During the nine months ended September 30, 2023, we raised gross proceeds of approximately $440.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $11.1 million and $9.2 million, respectively, through our at-the-market offering of approximately 7.1 million shares of AMC Preferred Equity Units and 40.0 million shares of our Common Stock. We paid $11.6 million of other third-party issuance costs during the nine months ended September 30, 2023.

Special Awards. On February 23, 2023, the Compensation Committee approved special awards in lieu of vesting of the 2022 PSU awards. The special awards were accounted for as a modification to the 2022 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches. This modification resulted in the immediate additional vesting of 238,959 Common Stock PSUs and 238,959 AMC Preferred Equity Unit PSUs. This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the Common Stock PSUs and AMC Preferred Equity Units PSUs of $14.9 million and $5.3 million, respectively. During the nine months ended September 30, 2023, we recognized $20.2 million of additional stock compensation expense.

Lease Termination. During the nine months ended September 30, 2023, we received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive and termination gain resulted in a $16.7 million reduction to rent expense.

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC (“NCM”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. NCM is the in-theatre advertising provider for the majority of the Company’s theatres in the United States. Under the Chapter 11 plan of reorganization, which became effective on August 7, 2023 (the “Plan”), NCM has assumed its agreements with the Company. As part of the Plan, on August 7, 2023, NCM issued 16,581,829 common units (“NCM Common Units”) that were owed to the Company as part of the annual common unit adjustment. However, under the terms of the Plan and the restructuring of the equity of NCM thereunder, the NCM Common Units were immediately cancelled upon the effective date of the Plan. On August 13, 2023, in response to an appeal by the Company regarding certain terms of the Plan, including modification of the terms of the Exhibitor Services Agreement with other parties that were not similarly granted to the Company and appeal of the court’s order to approve cancellation of the NCM Common Unit issuance, the United States District Court for the

Southern District of Texas affirmed the rulings of the bankruptcy court, including confirmation of the Plan. The Company filed an appeal to these rulings with the United States Court of Appeals for the Fifth Circuit and such appeal remains pending. The Company does not expect NCM’s bankruptcy or the appeal to have a material impact on the Company.

Shareholder Litigation. Two putative stockholder class actions were filed in the Delaware Chancery Court, and subsequently consolidated, which asserted claims for breach of fiduciary duty against certain of our directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the creation of AMC Preferred Equity Units, the Antara Transactions and the Charter Amendments.

This litigation prevented us from immediately implementing the Charter Amendments. On August 11, 2023, the court approved a settlement of the Shareholder Litigation, which, among other things, permitted the implementation of the Charter Amendments. Pursuant to the terms of the settlement, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of the AMC Preferred Equity Units into Common Stock, received a payment of one share of Common Stock for every 7.5 shares of Common Stock they owned. On August 28, 2023, the Company made the Settlement Payment and issued 6,897,018 shares of Common Stock. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the court’s decision approving the settlement. On May 22, 2024, the Delaware Supreme Court affirmed the court’s decision approving the settlement of the Shareholder Litigation.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2024	2023	% Change	2024	2023	% Change
Revenues
Admissions	$744.2	$797.7	(6.7)%	$1,839.1	$2,075.9	(11.4)%
Food and beverage	490.4	482.7	1.6%	1,178.7	1,299.6	(9.3)%
Other theatre	114.2	125.5	(9.0)%	313.0	332.7	(5.9)%
Total revenues	1,348.8	1,405.9	(4.1)%	3,330.8	3,708.2	(10.2)%
Operating Costs and Expenses
Film exhibition costs	381.4	398.5	(4.3)%	893.0	1,027.8	(13.1)%
Food and beverage costs	89.7	90.1	(0.4)%	222.6	243.2	(8.5)%
Operating expense, excluding depreciation and amortization below	454.6	449.8	1.1%	1,237.9	1,245.0	(0.6)%
Rent	216.4	224.3	(3.5)%	659.3	650.8	1.3%
General and administrative:
Merger, acquisition and other costs	0.1	0.7	(85.7)%	0.1	1.5	(93.3)%
Other, excluding depreciation and amortization below	54.0	54.4	(0.7)%	160.7	184.8	(13.0)%
Depreciation and amortization	80.8	88.7	(8.9)%	241.2	279.1	(13.6)%
Operating costs and expenses	1,277.0	1,306.5	(2.3)%	3,414.8	3,632.2	(6.0)%
Operating income (loss)	71.8	99.4	(27.8)%	(84.0)	76.0	* %
Other expense (income), net:
Other income	(22.8)	(15.9)	43.4%	(173.8)	(10.0)	* %
Interest expense:
Corporate borrowings	109.6	93.4	17.3%	289.8	276.1	5.0%
Finance lease obligations	1.0	0.9	11.1%	2.5	2.8	(10.7)%
Non-cash NCM exhibitor service agreement	9.0	9.4	(4.3)%	27.5	28.5	(3.5)%
Investment income	(3.2)	(3.0)	6.7%	(14.4)	(11.4)	26.3%
Total other expense, net	93.6	84.8	10.4%	131.6	286.0	(54.0)%
Earnings (loss) before income taxes	(21.8)	14.6	* %	(215.6)	(210.0)	2.7%
Income tax provision (benefit)	(1.1)	2.3	* %	1.4	4.6	(69.6)%
Net earnings (loss)	$(20.7)	$12.3	* %	$(217.0)	$(214.6)	1.1%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Data:	2024	2023	2024	2023
Screen additions	13	—	13	—
Screen acquisitions	—	8	1	15
Screen dispositions	105	33	235	381
Construction openings (closures), net	3	(17)	(38)	(30)
Average screens (1)	9,534	9,781	9,618	9,885
Number of screens operated	9,800	10,078	9,800	10,078
Number of theatres operated	874	904	874	904
Screens per theatre	11.2	11.1	11.2	11.1
Attendance (in thousands) (1)	65,087	73,576	161,731	187,565
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023
Revenues
Admissions	$572.2	$587.5	$172.0	$210.2	$744.2	$797.7
Food and beverage	398.3	382.8	92.1	99.9	490.4	482.7
Other theatre	84.8	93.6	29.4	31.9	114.2	125.5
Total revenues	1,055.3	1,063.9	293.5	342.0	1,348.8	1,405.9
Operating Costs and Expenses
Film exhibition costs	311.1	309.2	70.3	89.3	381.4	398.5
Food and beverage costs	67.0	65.1	22.7	25.0	89.7	90.1
Operating expense	345.7	339.5	108.9	110.3	454.6	449.8
Rent	160.7	166.4	55.7	57.9	216.4	224.3
General and administrative expense:
Merger, acquisition and other costs	0.1	0.6	—	0.1	0.1	0.7
Other, excluding depreciation and amortization below	34.1	37.2	19.9	17.2	54.0	54.4
Depreciation and amortization	62.1	69.2	18.7	19.5	80.8	88.7
Operating costs and expenses	980.8	987.2	296.2	319.3	1,277.0	1,306.5
Operating income (loss)	74.5	76.7	(2.7)	22.7	71.8	99.4
Other expense (income):
Other expense (income)	(0.2)	(27.4)	(22.6)	11.5	(22.8)	(15.9)
Interest expense:
Corporate borrowings	94.5	78.7	15.1	14.7	109.6	93.4
Finance lease obligations	—	0.1	1.0	0.8	1.0	0.9
Non-cash NCM exhibitor service agreement	9.0	9.4	—	—	9.0	9.4
Investment income	(3.0)	(2.4)	(0.2)	(0.6)	(3.2)	(3.0)
Total other expense (income), net	100.3	58.4	(6.7)	26.4	93.6	84.8
Earnings (loss) before income taxes	(25.8)	18.3	4.0	(3.7)	(21.8)	14.6
Income tax provision (benefit)	(1.9)	0.6	0.8	1.7	(1.1)	2.3
Net earnings (loss)	$(23.9)	$17.7	$3.2	$(5.4)	$(20.7)	$12.3

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2024	2023	2024	2023	2024	2023
Screen additions	—	—	13	—	13	—
Screen acquisitions	—	8	—	—	—	8
Screen dispositions	69	33	36	—	105	33
Construction openings (closures), net	2	(11)	1	(6)	3	(17)
Average screens (1)	7,179	7,356	2,355	2,425	9,534	9,781
Number of screens operated	7,195	7,396	2,605	2,682	9,800	10,078
Number of theatres operated	547	567	327	337	874	904
Screens per theatre	13.2	13.0	8.0	8.0	11.2	11.1
Attendance (in thousands) (1)	46,924	51,524	18,163	22,052	65,087	73,576
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2024	2023	2024	2023	2024	2023
Revenues
Admissions	$1,382.2	$1,560.6	$456.9	$515.3	$1,839.1	$2,075.9
Food and beverage	948.8	1,052.4	229.9	247.2	1,178.7	1,299.6
Other theatre	229.3	242.8	83.7	89.9	313.0	332.7
Total revenues	2,560.3	2,855.8	770.5	852.4	3,330.8	3,708.2
Operating Costs and Expenses
Film exhibition costs	712.8	817.7	180.2	210.1	893.0	1,027.8
Food and beverage costs	165.8	181.2	56.8	62.0	222.6	243.2
Operating expense	926.0	930.4	311.9	314.6	1,237.9	1,245.0
Rent	489.0	485.0	170.3	165.8	659.3	650.8
General and administrative expense:
Merger, acquisition and other costs	0.1	1.4	—	0.1	0.1	1.5
Other	105.1	130.9	55.6	53.9	160.7	184.8
Depreciation and amortization	187.0	218.7	54.2	60.4	241.2	279.1
Operating costs and expenses	2,585.8	2,765.3	829.0	866.9	3,414.8	3,632.2
Operating income (loss)	(25.5)	90.5	(58.5)	(14.5)	(84.0)	76.0
Other expense (income):
Other income	(117.9)	(5.6)	(55.9)	(4.4)	(173.8)	(10.0)
Interest expense:
Corporate borrowings	244.9	232.1	44.9	44.0	289.8	276.1
Finance lease obligations	0.1	0.2	2.4	2.6	2.5	2.8
Non-cash NCM exhibitor service agreement	27.5	28.5	—	—	27.5	28.5
Investment expense (income)	(13.0)	4.7	(1.4)	(16.1)	(14.4)	(11.4)
Total other expense (income), net	141.6	259.9	(10.0)	26.1	131.6	286.0
Loss before income taxes	(167.1)	(169.4)	(48.5)	(40.6)	(215.6)	(210.0)
Income tax provision (benefit)	(0.7)	1.6	2.1	3.0	1.4	4.6
Net loss	$(166.4)	$(171.0)	$(50.6)	$(43.6)	$(217.0)	$(214.6)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2024	2023	2024	2023	2024	2023
Screen additions	—	—	13	—	13	—
Screen acquisitions	—	8	1	7	1	15
Screen dispositions	157	244	78	137	235	381
Construction openings (closures), net	(17)	(16)	(21)	(14)	(38)	(30)
Average screens (1)	7,231	7,429	2,387	2,456	9,618	9,885
Number of screens operated	7,195	7,396	2,605	2,682	9,800	10,078
Number of theatres operated	547	567	327	337	874	904
Screens per theatre	13.2	13.0	8.0	8.0	11.2	11.1
Attendance (in thousands) (1)	113,907	133,909	47,824	53,656	161,731	187,565
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2024 and September 30, 2023, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended September 30, 2024, Compared to the Three Months ended September 30, 2023

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $57.1 million, or 4.1%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Admissions revenues decreased $53.5 million, or 6.7%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in attendance of 11.5% from 73.6 million patrons to 65.1 million patrons, partially offset by a 5.4% increase in average ticket price. In our U.S. markets our market share of box office revenues declined for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 driven by the interplay between the film slate and our geographic mix. In our International markets attendance declined due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in 3D, other PLF and IMAX screen volumes as a percentage of attendance and increases in attendance for alternative content.

Food and beverage revenues increased $7.7 million, or 1.6%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the increase in food and beverage per patron, partially offset by the decrease in attendance. Food and beverage per patron increased 14.8% from $6.56 to $7.53 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchase per transaction and more frequent attendance from our AMC Stubs members.

Total other theatre revenues decreased $11.3 million, or 9.0%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decline in attendance and a decline in the number of tickets purchased online subject to convenience fees, which resulted in lower ticket fee and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $29.5 million, or 2.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Film exhibition costs decreased $17.1 million, or 4.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decrease in admissions revenues, partially offset by higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.2% for the three months ended September 30, 2024, compared to 50.0% for the three months ended September 30, 2023. The increase in film exhibition cost percentage is primarily due to higher film rental terms in U.S. markets on top grossing films and alternative content during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Food and beverage costs decreased $0.4 million, or 0.4%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in food and beverage costs was primarily due to lower costs, partially offset by the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.3% for the three months ended September 30, 2024, compared to 18.7% for the three months ended September 30, 2023.

Operating expense increased by $4.8 million, or 1.1%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in operating expense was primarily due to increases in equipment expense, premium format expense, and insurance, partially offset by decreases in utilities and advertising. As a percentage of revenues, operating expense was 33.7% for the three months ended September 30, 2024, compared to 32.0% for the three months ended September 30, 2023. Rent expense decreased 3.5%, or $7.9 million, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended September 30, 2024, compared to $0.7 million during the three months ended September 30, 2023.

Other. Other general and administrative expense decreased $0.4 million, or 0.7%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to declines in bonus expense as a result of lower-than-expected annual performance compared to annual targets in the current year compared to the prior year and lower stock-based compensation expense. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $7.9 million, or 8.9%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $22.8 million during the three months ended September 30, 2024 was primarily due to $73.5 million of income related to the decrease in fair value of the Conversion Option derivative liability, $21.5 million in foreign currency transaction gains, $14.9 million of recoveries related to the Shareholder Litigation, $5.2 million in equity in earnings related to non-consolidated entities, gain on extinguishment of debt of $1.3 million related to the redemption of $9.57 million aggregate principal amount of the Senior Subordinated Notes due 2026, and gain on extinguishment of debt of $0.5 million related to the redemption of $15.6 million aggregate principal amount of Senior Subordinated Notes due 2025, partially offset by a loss on extinguishment of debt of $52.6 million related to the redemption of $613.65 million aggregate principal amount of the Second Lien Notes and $41.0 million of third party costs related to the modification of the Existing Term Loans. Other income of $15.9 million during the three months ended September 30, 2023 was primarily due to $15.3 million of income related to the settlement of the Shareholder Litigation comprised of $16.1 million of non-cash income for the decrease in estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023, partially offset by $0.8 million of contingent insurance recovery costs, gains on extinguishment of debt of $10.8 million related to the redemption of $24.2 million aggregate principal amount of the Second Lien Notes, and equity earnings from non-consolidated entities of $3.1 million, partially offset by $12.8 million in foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $15.9 million to $119.6 million for the three months ended September 30, 2024, compared to $103.7 million during the three months ended September 30, 2023, primarily due to increased interest expense of $18.0 million on the New Term Loans compared to the Existing Term Loans, and interest expense of $7.9 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $9.0 million on the Second Lien Notes due to redemptions of principal balances and declines in interest expense related to the revolving credit facility of $1.0 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $3.2 million for the three months ended September 30, 2024, compared to income of $3.0 million for the three months ended September 30, 2023. Investment income in the current year includes interest income of $4.6 million and $0.3 million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.7 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes $3.7 million of interest income and $0.1 million of increase in our investment in common shares of Hycroft, partially offset by decline in estimated fair value of $0.8 million in our investment in warrants to purchase common shares of Hycroft.

Income tax provision (benefit). The income tax benefit was $(1.1) million, compared to a provision of $2.3 million, for the three months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(20.7) million and $12.3 million during the three months ended September 30, 2024, and September 30, 2023, respectively. Net loss during the three months ended September 30, 2024 compared to net earnings for the three months ended September 30, 2023 was negatively impacted by the decrease in attendance as a result of the decline in market share in U.S. markets and the popularity of new film releases in International markets compared to the prior year and an increase in interest expense, partially offset by decreases in rent expense, general and administrative expense, depreciation and amortization, increases in investment income, increases in other income and decreases in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $8.6 million, or 0.8%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Admissions revenues decreased $15.3 million, or 2.6%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in attendance of 8.9% from 51.5 million patrons to 46.9 million patrons, partially offset by a 6.9% increase in average ticket price. Our market share of box office revenues declined for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 driven by the interplay between the film slate and our geographic mix. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in 3D, other PLF and IMAX screen volumes as a percentage of attendance and increases in attendance for alternative content.

Food and beverage revenues increased $15.5 million, or 4.0%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the increase in food and beverage per patron, partially offset by the decrease in attendance. Food and beverage per patron increased 14.3% from $7.43 to $8.49 due primarily to an increase in average prices and the percentage of guests making transactions, partially offset by lower units purchase per transaction and more frequent attendance from our AMC Stubs members.

Total other theatre revenues decreased $8.8 million, or 9.4%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to decline in attendance and a decline in the number of tickets purchased online subject to convenience fees, which resulted in lower ticket fee and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $6.4 million, or 0.6%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Film exhibition costs increased $1.9 million, or 0.6%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decrease in admissions revenues, partially offset by higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 54.4% for the three months ended September 30, 2024, compared to 52.6% for the three months ended September 30, 2023. The increase in film exhibition cost percentage is primarily due to higher film rental terms on top grossing films and alternative content during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Food and beverage costs increased $1.9 million, or 2.9%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues, partially offset by lower costs. As a percentage of food and beverage revenues, food and beverage costs were 16.8% for the three months ended September 30, 2024, compared to 17.0% for the three months ended September 30, 2023.

Operating expense increased by $6.2 million, or 1.8%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in operating expense was primarily due to increases in equipment expense, premium format expense, and insurance, partially offset by decreases in utilities and advertising. As a percentage of revenues, operating expense was 32.8% for the three months ended September 30, 2024, compared to 31.9% for the three months ended September 30, 2023. Rent expense decreased 3.4%, or $5.7 million, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended September 30, 2024, compared to $0.6 million during the three months ended September 30, 2023.

Other. Other general and administrative expense decreased $3.1 million, or 8.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to declines in bonus expense as a result of lower-than-expected annual performance compared to annual targets in the current year compared to the prior year and lower stock-based compensation expense. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $7.1 million, or 10.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $0.2 million during the three months ended September 30, 2024 was primarily due to $73.5 million of income related to the decrease in fair value of the Conversion Option derivative liability, $14.9 million of recoveries related to the Shareholder Litigation, $4.5 million in equity in earnings related to non-consolidated entities, gain on extinguishment of debt of $1.3 million related to the redemption of $9.57 million aggregate principal amount of the Senior Subordinated Notes due 2026, and gain on extinguishment of debt of $0.5 million related to the redemption of $15.6 million aggregate principal amount of Senior Subordinated Notes due 2025, partially offset by a loss on extinguishment of debt of $52.6 million related to the redemption of $613.65 million aggregate principal amount of the Second Lien Notes and $41.0 million of third party costs related to the modification of the Existing Term Loans. Other income of $27.4 million during the three months ended September 30, 2023 was primarily due to $15.3 million of income related to the settlement of the Shareholder Litigation comprised of $16.1 million of non-cash income for the decrease in estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023, partially offset by $0.8 million of contingent insurance recovery costs, gains on extinguishment of debt of $10.8 million related to the redemption of $24.2 million aggregate principal amount of the Second Lien Notes and equity earnings from non-consolidated entities of $1.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $15.3 million to $103.5 million for the three months ended September 30, 2024, compared to $88.2 million during the three months ended September 30, 2023, primarily due to increased interest expense of $18.0 million on the New Term Loans compared to the Existing Term Loans, and interest expense of $7.9 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $9.0 million on the Second Lien Notes due to redemptions of principal balances and declines in interest expense related to the revolving credit facility of $1.0 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $3.0 million for the three months ended September 30, 2024, compared to income of $2.4 million for the three months ended September 30, 2023. Investment income in the current year includes interest income of $4.4 million and $0.3 million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.7 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes $(3.1) million in interest income and $(0.1) million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $0.8 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision (benefit). The income tax benefit was $(1.9) million, compared to a provision of $0.6 million, for the three months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(23.9) million and $17.7 million during the three months ended September 30, 2024, and September 30, 2023, respectively. Net loss during the three months ended September 30, 2024 compared to net earnings for the three months ended September 30, 2023 was negatively impacted by the decrease in attendance as a result of the decline in market share compared to the prior year and decreases in other income and an increase in interest expense, partially offset by decreases in rent expense, general and administrative expense, depreciation and amortization, increases in investment income and decreases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues decreased $48.5 million, or 14.2%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Admissions revenues decreased $38.2 million, or 18.2%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in attendance of 17.6% from 22.1 million patrons to 18.2 million patrons and a decrease in average ticket price of 0.6%. The decrease in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $7.8 million, or 7.8%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 11.9% from $4.53 to $5.07 primarily due to an increase in average prices and the percentage of guests making transactions.

Total other theatre revenues decreased $2.5 million, or 7.8%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decline in attendance and a decline in the number of tickets purchased online subject to convenience fees, which resulted in lower ticket fee and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $23.1 million, or 7.2%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Film exhibition costs decreased $19.0 million, or 21.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 40.9% for the three months ended September 30, 2024, compared to 42.5% for the three months ended September 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $2.3 million, or 9.2%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.6% for the three months ended September 30, 2024, compared to 25.0% for the three months ended September 30, 2023.

Operating expense decreased by $1.4 million, or 1.3%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in operating expense was primarily due to lower utilities expense and the decrease in attendance. As a percentage of revenues, operating expense was 37.1% for the three months ended September 30, 2024, compared to 32.3% for the three months ended September 30, 2023. Rent expense decreased 3.8%, or $2.2 million, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Other. Other general and administrative expense increased $2.7 million, or 15.7%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to payroll and related costs.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 4.1%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other expense (income). Other expense (income) of $(22.6) million during the three months ended September 30, 2024 was primarily due to foreign currency transaction gains of $(21.9) million and equity in earnings of non-consolidated entities of $(0.7) million. Other expense of $11.5 million during the three months ended September 30, 2023 was primarily due to $12.8 million in foreign currency transaction losses, partially offset by equity in earnings of non-consolidated entities of $(1.6) million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $0.6 million to $16.1 million for the three months ended September 30, 2024, compared to $15.5 million for the three months ended September 30, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $0.2 million for the three months ended September 30, 2024, compared to income of $0.6 million for the three months ended September 30, 2023. Investment income in the current and prior year is comprised of interest income.

Income tax provision. The income tax provision was $0.8 million and $1.7 million for the three months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $3.2 million and $(5.4) million during the three months ended September 30, 2024, and September 30, 2023, respectively. Net earnings during the three months ended September 30, 2024 compared to net loss for the three months ended September 30, 2023 was positively impacted by decreases in depreciation and amortization expense, and decreases in rent expense and decreases in other expense, partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in general and administrative expense, increases in interest expense and decreases in income tax benefit.

Results of Operations—For the Nine Months ended September 30, 2024 Compared to the Nine Months ended September 30, 2023

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $377.4 million, or 10.2%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Admissions revenues decreased $236.8 million, or 11.4%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in attendance of 13.8% from 187.6 million patrons to 161.7 million patrons, partially offset by a 2.7% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product in U.S. markets compared to the prior year. The availability and popularity of film product released during the nine months ended September 30, 2024, was negatively impacted by labor stoppages during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content.

Food and beverage revenues decreased $120.9 million, or 9.3%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 5.2% from $6.93 to $7.29 due primarily to an increase in average prices, partially offset by lower units purchase per transaction, a decline in the percentage of guests making transactions and more frequent attendance from our AMC Stubs members.

Total other theatre revenues decreased $19.7 million, or 5.9%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $217.4 million, or 6.0%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Film exhibition costs decreased $134.8 million, or 13.1%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 48.6% for the nine months ended September 30, 2024, compared to 49.5% for the nine months ended September 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $20.6 million, or 8.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in food and beverage costs was primarily due to lower food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.9% for the nine months ended September 30, 2024, compared to 18.7% for the nine months ended September 30, 2023.

Operating expense decreased by $7.1 million, or 0.6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 37.2% for the nine months ended September 30, 2024, compared to 33.6% for the nine months ended September 30, 2023. Rent expense increased 1.3%, or $8.5 million, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the nine months ended September 30, 2024, compared to $1.5 million during the nine months ended September 30, 2023.

Other. Other general and administrative expense decreased $24.1 million, or 13.0%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to lower stock-based compensation expense and declines in bonus expense, as a result of lower expected annual performance compared to annual targets in the current year compared to the prior year. We recorded $2.1 million of stock-based compensation expense during the nine months ended September 30, 2024 compared to $20.2 million during the nine months ended September 30, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $37.9 million, or 13.6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $173.8 million during the nine months ended September 30, 2024 was primarily due to $73.5 million of income related to the decrease in fair value of the Conversion Option derivative liability, a gain on extinguishment of debt of $38.5 million related to the redemption of $805.0 million aggregate principal amount of the Second Lien Notes, the favorable settlement of a vendor dispute of $36.2 million, $34.0 million of recoveries related to the Shareholder Litigation, $18.9 million of foreign currency transaction gains, $9.9 million of equity in earnings of non-consolidated entities and $3.6 million of other settlement proceeds, partially offset by $41.0 million of third party costs related to the modification of the Existing Term Loans. Other income of $10.0 million during the nine months ended September 30, 2023 was primarily due to a gain on extinguishment of debt of $95.2 million related to the redemption of $165.6 million aggregate principal amount of the Second Lien Notes, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action, equity in earnings of non-consolidated entities of $5.3 million and $3.2 million in foreign currency transaction gains, partially offset by, $110.1 million of expense related to the settlement of the Shareholder Litigation comprised of $10.8 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $12.4 million to $319.8 million for the nine months ended September 30, 2024, compared to $307.4 million during the nine months ended September 30, 2023, primarily due to increased interest expense of $24.2 million on the New Term Loans compared to the Existing Term Loans, and interest expense of $7.9 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $17.4 million on the Second Lien Notes due to redemptions of principal balances and declines in interest expense related to the revolving credit facility of $1.8 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $14.4 million for the nine months ended September 30, 2024, compared to $11.4 million for the nine months ended September 30, 2023. Investment income in the current year includes interest income of $16.1 million and $0.2 million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.9 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $15.5 million and interest income of $8.5 million, partially offset by $5.4 million of decline in estimated fair value of our investment in common shares of Hycroft and $5.4 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM Common Units.

Income tax provision. The income tax provision was $1.4 million and $4.6 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $217.0 million and $214.6 million during the nine months ended September 30, 2024, and September 30, 2023, respectively. Net loss during the nine months ended September 30, 2024 compared to net loss for the nine months ended September 30, 2023 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year and increases in interest expense, partially offset by decreases in rent expense, decreases in general and administrative expense, decreases in depreciation and amortization, increases in other income, increases in investment income and decreases in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $295.5 million, or 10.3%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Admissions revenues decreased $178.4 million or 11.4%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in attendance of 14.9% from 133.9 million patrons to 113.9 million patrons, partially offset by a 4.1% increase in average ticket price. The decrease in attendance was primarily due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the nine months ended September 30, 2024, was negatively impacted by labor stoppages during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in IMAX and other PLF screen volumes as a percentage of attendance and increases in attendance for alternative content.

Food and beverage revenues decreased $103.6 million, or 9.8%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 6.0% from $7.86 to $8.33 due primarily to an increase in average prices, partially offset by lower units purchase per transaction, a decline in the percentage of guests making transactions and more frequent attendance from our AMC Stubs members.

Total other theatre revenues decreased $13.5 million, or 5.6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $179.5 million, or 6.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Film exhibition costs decreased $104.9 million, or 12.8%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.6% for the nine months ended September 30, 2024, compared to 52.4% for the nine months ended September 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $15.4 million, or 8.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.5% for the nine months ended September 30, 2024, and 17.2% for the nine months ended September 30, 2023.

Operating expense decreased by $4.4 million, or 0.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in operating expense was primarily due to the decrease in attendance. As a percentage of revenues, operating expense was 36.2% for the nine months ended September 30, 2024, compared to 32.6% for the nine months ended September 30, 2023. Rent expense increased 0.8%, or $4.0 million, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the early termination of one theatre lease for a benefit of $16.7 million in the prior year, which included an early termination payment from the landlord for $13.0 million.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the nine months ended September 30, 2024, compared to $1.4 million during the nine months ended September 30, 2023.

Other. Other general and administrative expense decreased $25.8 million, or 19.7%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to declines in stock-based compensation expense and lower bonus expense, as a result of lower annual performance compared to annual targets in the current year compared to the prior year. We recorded $1.9 million of stock-based compensation expense during the nine months ended September 30, 2024 compared to $18.1 million during the nine months ended September

30, 2023 related to special awards in each year accounted for as a modification to the respective 2023 and 2022 PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both tranches in 2023 and 2022. See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $31.7 million, or 14.5%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $117.9 million during the nine months ended September 30, 2024 was primarily due to $73.5 million of income related to the decrease in fair value of the Conversion Option derivative liability, a gain on extinguishment of debt of $38.5 million related to the redemption of $805.0 million aggregate principal amount of the Second Lien Notes, $34.0 million of recoveries related to the Shareholder Litigation, $10.1 million of equity in earnings of non-consolidated entities and $3.6 million of other settlement proceeds, partially offset by $41.0 million of third party costs related to the modification of the Existing Term Loans. Other income of $5.6 million during the nine months ended September 30, 2023 was primarily due to a gain on extinguishment of debt of $95.2 million related to the redemption of $165.6 million aggregate principal amount of the Second Lien Notes, a gain on extinguishment of debt of $2.3 million related to the redemption of $4.1 million aggregate principal amount of our Senior Subordinated Notes due 2026, a receipt of $14.0 million in settlement of the Lao Action and equity in earnings of non-consolidated entities of $3.8 million, partially offset by $110.1 million of expense related to the settlement of the Shareholder Litigation comprised of $10.8 million of estimated legal fees and contingent insurance recovery costs and $99.3 million of non-cash expense for the estimated fair value as of the date of the final Delaware Supreme Court order of settlement shares issued to holders of Common Stock on August 28, 2023. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $11.7 million to $272.5 million for the nine months ended September 30, 2024, compared to $260.8 million during the nine months ended September 30, 2023, primarily due to increased interest expense of $24.2 million on the New Term Loans compared to the Existing Term Loans, and interest expense of $7.9 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $17.4 million on the Second Lien Notes due to redemptions of principal balances and declines in interest expense related to the revolving credit facility of $1.8 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment income was $(13.0) million for the nine months ended September 30, 2024, compared to expense of $4.7 million for the nine months ended September 30, 2023. Investment income in the current year includes interest income of $(14.7) million and $(0.2) million of increase in the estimated fair value of our investment in common shares of Hycroft, partially offset by $1.9 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment expense in the prior year includes $5.4 million of decline in estimated fair value of our investment in common shares of Hycroft, $5.4 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft and $1.8 million of expense for NCM Common Units, partially offset by interest income of $7.9 million.

Income tax provision (benefit). The income tax benefit was $(0.7) million and provision $1.6 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $166.4 million and $171.0 million during the nine months ended September 30, 2024, and September 30, 2023, respectively. Net loss during the nine months ended September 30, 2024, compared to net loss for the nine months ended September 30, 2023, were positively impacted by decreases in general and administrative expense, depreciation and amortization, increases in other income, decreases in investment expense and the decrease in income tax provision, partially offset by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense and increases in interest expense.

Theatrical Exhibition—International Markets

Revenues. Total revenues decreased $81.9 million, or 9.6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Admissions revenues decreased $58.4 million, or 11.3%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a decrease in attendance of 10.9% from 53.7 million patrons to 47.8 million patrons and a decrease in average ticket price of 0.5%. The decrease in attendance was primarily due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $17.3 million, or 7.0%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance, partially offset by an increase in food and beverage per patron. Food and beverage per patron increased 4.3% from $4.61 to $4.81 primarily due to an increase in average prices and the percentage of guests making transactions.

Total other theatre revenues decreased $6.2 million, or 6.9%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decline in attendance which resulted in lower ticket fees and advertising revenues.

Operating costs and expenses. Operating costs and expenses decreased $37.9 million, or 4.4%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Film exhibition costs decreased $29.9 million, or 14.2%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the decrease in attendance and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 39.4% for the nine months ended September 30, 2024, compared to 40.8% for the nine months ended September 30, 2023. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the prior year, which typically results in higher film exhibition costs.

Food and beverage costs decreased $5.2 million, or 8.4%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.7% for the nine months ended September 30, 2024, compared to 25.1% for the nine months ended September 30, 2023.

Operating expense decreased by $2.7 million, or 0.9%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in operating expense was primarily due to lower utilities expense and the decrease in attendance. As a percentage of revenues, operating expense was 40.5% for the nine months ended September 30, 2024, compared to 36.9% for the nine months ended September 30, 2023. Rent expense increased 2.7%, or $4.5 million, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Other. Other general and administrative expense increased $1.7 million, or 3.2%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Depreciation and amortization. Depreciation and amortization decreased $6.2 million, or 10.3%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2023.

Other income. Other income of $55.9 million during the nine months ended September 30, 2024, was primarily due to the favorable settlement of a vendor dispute of $36.2 million, and foreign currency transaction gains of $19.0 million. Other income of $4.4 million during the nine months ended September 30, 2023, was primarily due to $3.2 million in foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased by $0.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $1.4 million for the nine months ended September 30, 2024, and $16.1 million for the nine months ended September 30, 2023. Investment income in the current year includes $1.4 million of interest income. Investment income in the prior year includes a gain on sale of our 10.0% interest in Saudi Cinema Company, LLC of $(15.5) million and interest income of $(0.6) million.

Income tax provision. The income tax provision was $2.1 million and $3.0 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Net loss. Net loss was $50.6 million and $43.6 million during the nine months ended September 30, 2024, and September 30, 2023, respectively. Net loss during the nine months ended September 30, 2024 compared to net loss for the nine months ended September 30, 2023 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, increases in general and administrative expenses, increases in interest expense and decreases in investment income, partially offset by decreases in depreciation and amortization expense, increases in other income and decreases in income tax provision.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The preceding definition of and adjustments made to GAAP measures to determine Adjusted EBITDA are broadly consistent with Adjusted EBITDA as defined in the Company’s debt indentures. During the three months ended September 30, 2024, the Company changed the definition of Adjusted EBITDA to no longer further adjust for “cash distributions from non-consolidated entities” and “other non-cash rent benefit.” All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. markets	$143.3	$155.5	$178.5	$353.4
International markets	18.5	44.4	0.6	53.0
Total Adjusted EBITDA	$161.8	$199.9	$179.1	$406.4

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net earnings (loss)	$(20.7)	$12.3	$(217.0)	$(214.6)
Plus:
Income tax provision (benefit) (1)	(1.1)	2.3	1.4	4.6
Interest expense	119.6	103.7	319.8	307.4
Depreciation and amortization	80.8	88.7	241.2	279.1
Certain operating expense (2)	2.0	3.8	3.5	4.0
Equity in earnings of non-consolidated entities (3)	(5.2)	(3.1)	(9.9)	(5.3)
Attributable EBITDA (4)	1.3	1.4	1.2	1.6
Investment income (5)	(3.2)	(3.0)	(14.4)	(11.4)
Other income (6)	(18.1)	(14.1)	(161.9)	(1.4)
General and administrative — unallocated:
Merger, acquisition and other costs (7)	0.1	0.7	0.1	1.5
Stock-based compensation expense (8)	6.3	7.2	15.1	40.9
Adjusted EBITDA	$161.8	$199.9	$179.1	$406.4
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(4.3) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2023 primarily consisted of equity in earnings from AC JV of $(1.5) million.

Equity in earnings of non-consolidated entities during the nine months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(9.5) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2023 primarily consisted of equity in earnings from AC JV of $(3.4) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in loss of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Equity in (earnings) of non-consolidated entities	$(5.2)	$(3.1)	$(9.9)	$(5.3)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(4.7)	(2.1)	(10.3)	(4.7)
Equity in earnings (loss) of International theatre joint ventures	0.5	1.0	(0.4)	0.6
Income tax provision (benefit)	—	0.1	(0.1)	(0.1)
Investment income	(0.1)	(0.2)	—	(0.1)
Interest expense	—	0.1	0.1	0.2
Depreciation and amortization	0.7	0.4	1.4	1.0
Other expense	0.2	—	0.2	—
Attributable EBITDA	$1.3	$1.4	$1.2	$1.6

(5)	Investment expense (income) during the three months ended September 30, 2024 includes appreciation in estimated fair value of our investment in common shares of Hycroft of $(0.3) million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $1.7 million and interest income of $(4.6) million. Investment expense (income) during the three months ended September 30, 2023 included appreciation in estimated fair value of our investment in common shares of Hycroft of $(0.1) million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.8 million, and interest income of $(3.7) million.

Investment expense (income) during the nine months ended September 30, 2024 includes appreciation in estimated fair value of our investment in common shares of Hycroft of $(0.2) million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $1.9 million, and interest income of $(16.1) million. Investment expense (income) during the nine months ended September 30, 2023 included deterioration in estimated fair value of our investment in common shares of Hycroft of $5.4 million, deterioration in estimated fair value of our investment in warrants to purchase common shares of Hycroft of $5.4 million, $1.8 million of expense for NCM Common Units, $(15.5) million gain on the sale of our investment in Saudi Cinema Company, LLC and interest income of $(8.5) million.

(6)	Other expense (income) during the three months ended September 30, 2024 includes shareholder litigation recoveries of $(14.9) million, foreign currency transaction gains of $(21.5) million, losses on debt extinguishment of $50.8 million, term loan modification third party fees of $41.0 million, and a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(73.5) million. Other expense (income) during the three months ended September 30, 2023 included a non-cash litigation contingency adjustment of $(16.1) million, foreign currency transaction losses of $12.8 million, and gains on debt extinguishment of $(10.8) million.

Other expense (income) during the nine months ended September 30, 2024 includes shareholder litigation recoveries of $(34.0) million, gains on debt extinguishment of $(40.3) million, term loan modification third party fees of $41.0 million, a vendor dispute settlement of $(36.2) million, foreign currency transaction gains of $(18.9) million and a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(73.5) million. Other expense (income) during the nine months ended September 30, 2023 included a non-cash litigation contingency charge of $99.3 million, partially offset by gains on debt extinguishment of $(97.5) million and foreign currency transaction gains of $(3.2) million.

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

During the three months ended September 30, 2024, Adjusted EBITDA in the U.S. markets was $143.3 million compared to $155.5 million during the three months ended September 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance partially due to a decline in market share of box office revenues compared to the prior year driven by the interplay between the film slate and our geographic mix, increases in film exhibition cost as a percentage of admissions revenue, and increases in operating expenses. These declines were partially offset by increases in average ticket price, increases in food and beverage sales per patron, decreases in rent expense and decreases in general and administrative expenses. During the three months ended September 30, 2024, Adjusted EBITDA in the International markets was $18.5 million compared to $44.4 million during the three months ended September 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year and declines in average ticket price. These declines were partially offset by increases in food and beverage sales per patron and decreases in rent expense. During the three months ended September 30, 2024, Adjusted EBITDA in the U.S. markets and International markets was $161.8 million compared to $199.9 million during the three months ended September 30, 2023, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2024, Adjusted EBITDA in the U.S. markets was $178.5 million compared to $353.4 million during the nine months ended September 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the availability and popularity of new film releases compared to the prior year and increases in rent expense due to a prior year rent credit for a theatre termination. These declines were partially offset by increases in average ticket price, increases in food and beverage sales per patron and decreases in general and administrative expenses. During the nine months ended September 30, 2024, Adjusted EBITDA in the International markets was $0.6 million compared to $53.0 million during the nine months ended September 30, 2023. The year-over-year decline was primarily driven by a decrease in attendance as a result of the popularity of new film releases compared to the prior year, declines in average ticket price and increases in rent expense. During the nine months ended September 30, 2024, Adjusted EBITDA in the U.S. markets and International markets was $179.1 million compared to $406.4 million during the nine months ended September 30, 2023, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of September 30, 2024, and December 31, 2023 of ($839.5) million and $(456.4) million, respectively. As of September 30, 2024 and December 31, 2023, working capital included operating lease liabilities of $527.6 million and $508.8 million, respectively, and deferred revenues of $385.1 million and $421.8 million, respectively.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for a further discussion of our Financial Covenants.

As of September 30, 2024, we had cash and cash equivalents of $527.4 million.

We have continued to lower the future interest expense of our fixed-rate debt through debt buybacks and exchanges for equity and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities, Note 7—Stockholders’ Deficit, and Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

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

Refinancing Transactions

On July 22, 2024, we completed a series of refinancing transactions (the “Refinancing Transactions”) with two creditor groups to refinance and extend to 2029 and 2030 the maturities of approximately $1.6 billion of our debt previously maturing in 2026.

On August 1, 2024, we completed follow-on open market repurchases of our Existing Term Loans, and in exchange, issued to such selling holders our New Term Loans pursuant to the New Term Loan Credit Agreement of approximately $762.0 million.

On August 14, 2024, we completed an additional follow-on open market repurchase of our Existing Term Loans, and in exchange, issued to such selling holders our New Term Loans pursuant to the New Term Loan Credit Agreement of approximately $4.0 million.

On September 17, 2024, we issued $27.0 million of New Term Loans at par for cash and used the proceeds to redeem the remaining Existing Term Loans. As of September 30, 2024, the Company completed open market purchases of $1,895.0 million aggregate principal amount of its Existing Term Loans and issued $2,024.3 million aggregate principal amount of the New Term Loans. Accordingly, as of such date, the Company had no remaining aggregate principal amount of Existing Term Loans outstanding.

See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Item 1 of Part I of this Form 10-Q for further information.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows provided by operating activities and long-term profitability, we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 25% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2019. Until such time as we are able to achieve sustainable net positive cash flows provided by operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

There can be no assurance that the revenues, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Additionally, the effects of labor stoppages that occurred during 2023 had a negative impact in 2024 on the film slate for exhibition, the Company’s liquidity and cash burn rates. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Quarterly Report on terms acceptable to us or at all.

On March 28, 2024, we entered into a Common Stock equity distribution agreement with certain sales agents to sell shares of Common Stock, from time to time, having an aggregate offering price of $250.0 million, through an at-the-market offering program. During the nine months ended September 30, 2024, we raised gross proceeds of $250.0 million and paid fees to sales agents and incurred other third-party issuance costs of approximately $6.3 million and $0.6 million, respectively, through the at-the-market offering of approximately 72.5 million shares of Common Stock. We paid $0.7 million of other third-party issuance costs during the nine months ended September 30, 2024. We intend to use any net proceeds from the sale of Common Stock pursuant to the program to bolster liquidity, to repay, refinance, redeem or repurchase our existing indebtedness (including expenses, accrued interest and premium, if any) and for general corporate purposes.

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

Cash Flows from Operating Activities

Net cash flows used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $254.4 million and $137.4 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase in net cash flows used in operating activities was primarily due to the decline in attendance due to the impact of labor stoppages that occurred during 2023 and third-party fees paid in connection with the modification of the term loans. All things being equal, a decline in attendance results in less cash inflows provided by operating activities that could be used to pay for the costs associated with our operations, thus creating an increase in net cash used in operations. The additional cash used in operating activities due to the decline in attendance was partially offset by reductions in rent repayments that were deferred during the COVID-19 pandemic and vendor dispute and other settlement proceeds received during the nine months ended September 30, 2024.

Cash Flows from Investing Activities

Net cash flows used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $154.0 million and $116.4 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. Cash outflows from investing activities include capital expenditures of $155.8 million and $153.5 million during the nine months ended September 30, 2024, and September 30, 2023, respectively.

During the nine months ended September 30, 2023, cash flows used in investing activities included proceeds from the sale of our investment in Saudi Cinema Company, LLC of $30.0 million and proceeds from the disposition of long-term assets of $8.6 million.

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

Cash Flows from Financing Activities

Net cash flows provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $72.1 million and $355.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. Cash flows provided by financing activities during the nine months ended September 30, 2024, were primarily due to net proceeds from equity issuances of $243.0 million and proceeds from the issuance of New Term Loans of $27.0 million, partially offset by the repurchase of Second Lien Notes of $83.2 million, deferred debt issuance costs of $45.7 million, principal payments under Existing Term Loans of $27.0 million, the repurchase of Senior Subordinated Notes due 2025 of $12.9 million, the repurchase of Senior Subordinated Notes due 2026 of $6.0 million, principal payments under term loan borrowings of $15.1 million, and taxes paid for restricted unit withholdings of $2.2 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Equity in the Notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of September 30, 2024.

Cash flows provided by financing activities during the nine months ended September 30, 2023, were primarily due to net proceeds from equity issuances of $492.4 million, net of issuance costs, partially offset by the repurchase of Second Lien Notes for $99.8 million, and taxes paid for restricted unit withholdings of $14.2 million.

Formation of Unrestricted Subsidiaries

On July 22, 2024, American-Multi Cinema Inc. (“Multi-Cinema”), a Missouri corporation and a direct subsidiary of AMC Entertainment Holdings, Inc. (“Holdings”), assigned or transferred the net assets (“Theatre Net Assets”) of 175 theatres and transferred a 100% interest in certain intellectual property assets to its direct subsidiary Centertainment Development, LLC (“Centertainment”), and the Theatre Net Assets were in turn transferred to Centertainment’s direct wholly-owned subsidiary Muvico, LLC (“Muvico”), a newly formed Texas limited liability company. Theatre Net Assets include lease contracts and theatre property, including furniture, fixtures, plant and equipment, and other working capital items associated directly with the theatre locations. At the same time, Muvico licensed the intellectual property back to Multi-Cinema for its continued use in the operation of its retained theatres and entered into a management agreement for Multi-Cinema to operate the theatres transferred to Muvico. Muvico and Centertainment (collectively, the “Muvico Group”) are unrestricted subsidiaries under the indenture governing Holdings’ Existing First Lien Notes.

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing First Lien Notes, the indenture governing Muvico’s Exchangeable Notes, and the New Term Loan Credit Agreement governing Holdings’ and Muvico’s New Term Loans, we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing First Lien Notes has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and joint and severally liable for the New Term Loan borrowings. Pursuant to ASC 405-40 we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Three Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$577.3	$166.9	$—	$744.2
Food and beverage	400.3	90.1	—	490.4
Other theatre (4)	101.9	20.4	(8.1)	114.2
Total revenues	1,079.5	277.4	(8.1)	1,348.8
Operating costs and expenses
Film exhibition costs	291.8	89.6	—	381.4
Food and beverage costs	74.6	15.1	—	89.7
Operating expense, excluding depreciation and amortization below	362.4	92.2	—	454.6
Rent	173.7	42.7	—	216.4
General and administrative:
Merger, acquisition and other costs	0.1	—	—	0.1
Other, excluding depreciation and amortization below (4)	57.9	4.2	(8.1)	54.0
Depreciation and amortization	65.7	15.1	—	80.8
Operating costs and expenses	1,026.2	258.9	(8.1)	1,277.0
Operating income	53.3	18.5	—	71.8
Other expense, net:
Other expense (income), net	50.7	(73.5)	—	(22.8)
Interest expense:
Corporate borrowings	77.6	32.0	—	109.6
Finance lease obligations	1.0	—	—	1.0
Intercompany interest expense	—	3.2	(3.2)	—
Non-cash NCM exhibitor services agreement	9.0	—	—	9.0
Intercompany interest income	(3.2)	—	3.2	—
Investment expense (income)	(0.5)	(2.7)	—	(3.2)
Total other expense (income), net	134.6	(41.0)	—	93.6
Earnings (loss) before income taxes	(81.3)	59.5	—	(21.8)
Income tax provision (benefit) (3)	(1.1)	—	—	(1.1)
Net earnings (loss)	$(80.2)	$59.5	$—	$(20.7)

	Three Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(80.2)	$59.5	$(20.7)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	8.7	—	8.7
Pension adjustments:
Net gain arising during the period	(0.1)	—	(0.1)
Other comprehensive income	8.6	—	8.6
Total comprehensive income (loss)	$(71.6)	$59.5	$(12.1)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.

(3)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the Holdings level.
(4)	Includes intercompany management fee revenues of $4.2 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $3.9 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in General and Administrative: Other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group, respectively. The amounts presented are from Muvico inception on July 22, 2024 through the end of the reporting period.

	Three Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries (4)	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.02	$13.16	$11.43
Attendance (in thousands) (1)	52,407	12,680	65,087
Number of screens operated (2)	7,564	2,236	9,800
Number of theatres operated (2)	701	173	874
Adjusted EBITDA (5)	$128.0	$33.8	$161.8

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(4)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.
(5)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Eliminations	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(80.2)	$59.5	$—	$(20.7)
Plus:
Income tax benefit	(1.1)	—	—	(1.1)
Interest expense	87.6	35.2	(3.2)	119.6
Depreciation and amortization	65.7	15.1	—	80.8
Certain operating expense	1.8	0.2	—	2.0
Equity in earnings of non-consolidated entities	(5.2)	—	—	(5.2)
Attributable EBITDA	1.3	—	—	1.3
Investment income	(3.7)	(2.7)	3.2	(3.2)
Other expense (income)	55.4	(73.5)	—	(18.1)
General and administrative — unallocated:
Merger, acquisition and other costs	0.1	—	—	0.1
Stock-based compensation expense	6.3	—	—	6.3
Adjusted EBITDA	$128.0	$33.8	$—	$161.8

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(2)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.

	Nine Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$1,672.2	166.9	—	1,839.1
Food and beverage	1,088.6	90.1	—	1,178.7
Other theatre (4)	300.7	20.4	(8.1)	313.0
Total revenues	3,061.5	277.4	(8.1)	3,330.8
Operating costs and expenses
Film exhibition costs	803.4	89.6	—	893.0
Food and beverage costs	207.5	15.1	—	222.6
Operating expense, excluding depreciation and amortization below	1,145.7	92.2	—	1,237.9
Rent	616.6	42.7	—	659.3
General and administrative:
Merger, acquisition and other costs	0.1	—	—	0.1
Other, excluding depreciation and amortization below (4)	164.6	4.2	(8.1)	160.7
Depreciation and amortization	226.1	15.1	—	241.2
Operating costs and expenses	3,164.0	258.9	(8.1)	3,414.8
Operating income (loss)	(102.5)	18.5	—	(84.0)
Other expense, net:
Other income, net	(100.3)	(73.5)	—	(173.8)
Interest expense:
Corporate borrowings	257.8	32.0	—	289.8
Finance lease obligations	2.5	—	—	2.5
Intercompany interest expense	1.8	3.2	(5.0)	—
Non-cash NCM exhibitor services agreement	27.5	—	—	27.5
Intercompany interest income	(3.2)	(1.8)	5.0	—
Investment expense (income)	(11.7)	(2.7)	—	(14.4)
Total other expense (income), net	174.4	(42.8)	—	131.6
Earnings (loss) before income taxes	(276.9)	61.3	—	(215.6)
Income tax provision (benefit) (3)	1.4	—	—	1.4
Net earnings (loss)	$(278.3)	$61.3	$—	$(217.0)

	Nine Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(278.3)	$61.3	$(217.0)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(24.4)	—	(24.4)
Pension adjustments:
Net loss arising during the period	0.4	—	0.4
Other comprehensive loss	(24.0)	—	(24.0)
Total comprehensive income (loss)	$(302.3)	$61.3	$(241.0)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(2)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.

(3)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the Holdings level.
(4)	Includes intercompany management fee revenues of $4.2 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $3.9 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in General and Administrative: Other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group, respectively. The amounts presented are from Muvico inception on July 22, 2024 through the end of the reporting period.

	Nine Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries (4)	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.22	$13.16	$11.37
Attendance (in thousands) (1)	149,051	12,680	161,731
Number of screens operated (2)	7,564	2,236	9,800
Number of theatres operated (2)	701	173	874
Adjusted EBITDA (5)	$145.3	$33.8	$179.1
(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(4)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.
(5)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Nine Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Eliminations	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(278.3)	$61.3	$—	$(217.0)
Plus:
Income tax provision	1.4	—	—	1.4
Interest expense	289.6	35.2	(5.0)	319.8
Depreciation and amortization	226.1	15.1	—	241.2
Certain operating expense	3.3	0.2	—	3.5
Equity in earnings of non-consolidated entities	(9.9)	—	—	(9.9)
Attributable EBITDA	1.2	—	—	1.2
Investment income	(14.9)	(4.5)	5.0	(14.4)
Other income, net	(88.4)	(73.5)	—	(161.9)
General and administrative — unallocated:
Merger, acquisition and other costs	0.1	—	—	0.1
Stock-based compensation expense	15.1	—	—	15.1
Adjusted EBITDA	$145.3	$33.8	$—	$179.1

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(2)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.

	As of September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$197.7	$329.7	$—	$527.4
Restricted cash	49.7	—	—	49.7
Receivables, net	104.4	3.7	—	108.1
Other current assets	66.0	37.9	—	103.9
Total current assets	417.8	371.3	—	789.1
Property, net	1,105.8	378.6	—	1,484.4
Operating lease right-of-use assets, net	2,539.2	812.7	—	3,351.9
Intangible assets, net	42.8	104.4	—	147.2
Goodwill	2,351.6	—	—	2,351.6
Deferred tax asset, net (4)	0.5	—	—	0.5
Other long-term assets	198.7	0.7	—	199.4
Intercompany receivables (2)	—	1,373.6	(1,373.6)	—
Investment in subsidiary	635.5	—	(635.5)	—
Total assets	$7,291.9	$3,041.3	$(2,009.1)	$8,324.1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$221.7	$26.0	$—	$247.7
Accrued expenses and other liabilities	284.6	33.7	—	318.3
Deferred revenues and income	382.3	2.8	—	385.1
Current maturities of corporate borrowings	85.5	10.1	—	95.6
Current maturities of finance lease liabilities	4.6	—	—	4.6
Current maturities of operating lease liabilities	384.8	142.8	—	527.6
Total current liabilities	1,363.5	215.4	—	1,578.9
Corporate borrowings	2,640.3	1,408.1	—	4,048.4
Finance lease liabilities	48.6	—	—	48.6
Operating lease liabilities	2,959.4	778.9	—	3,738.3
Exhibitor services agreement	469.8	—	—	469.8
Deferred tax liability, net (4)	34.0	—	—	34.0
Intercompany payables (2)	1,373.6	—	(1,373.6)	—
Other long-term liabilities	88.0	3.4	—	91.4
Total liabilities	8,977.2	2,405.8	(1,373.6)	10,009.4
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock	—	—	—	—
Class A common stock	3.6	—	—	3.6
Additional paid-in capital	6,624.5	558.3	(558.3)	6,624.5
Accumulated other comprehensive loss	(102.2)	—	—	(102.2)
Accumulated deficit	(8,211.2)	77.2	(77.2)	(8,211.2)
Total stockholders' deficit	(1,685.3)	635.5	(635.5)	(1,685.3)
Total liabilities and stockholders’ deficit	$7,291.9	$3,041.3	$(2,009.1)	$8,324.1

(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created due to the Refinancing Transactions.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.

(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the Holdings level.

	Nine Months Ended September 30, 2024
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries (2)	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net (loss) earnings	$(278.3)	$61.3	$(217.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226.1	15.1	241.2
(Gain) loss on extinguishment of debt	(40.3)	—	(40.3)
Gain on derivative liability	—	(73.5)	(73.5)
Deferred income taxes	1.1	—	1.1
Unrealized loss on investments in Hycroft	1.7	—	1.7
Amortization of (premium) discount on corporate borrowings to interest expense	(23.8)	3.7	(20.1)
Amortization of deferred financing costs to interest expense	6.1	0.6	6.7
Non-cash portion of stock-based compensation	15.1	—	15.1
Equity in loss (earnings) from non-consolidated entities, net of distributions	(3.3)	—	(3.3)
Landlord contributions	26.0	—	26.0
Deferred rent	(78.9)	(3.2)	(82.1)
Net periodic benefit cost	1.5	—	1.5
Change in assets and liabilities:
Receivables	91.7	6.9	98.6
Other assets	2.1	(14.9)	(12.8)
Accounts payable	(50.7)	(31.9)	(82.6)
Accrued expenses and other liabilities	(91.1)	0.1	(91.0)
Intercompany receivables and payables	(130.2)	130.2	—
Other, net	(23.6)	—	(23.6)
Net cash (used in) provided by operating activities	(348.8)	94.4	(254.4)
Cash flows from investing activities:
Capital expenditures	(146.9)	(8.9)	(155.8)
Proceeds from disposition of long-term assets	0.3	—	0.3
Cash contributed to Muvico Group	(3.9)	3.9	—
Other, net	1.5	—	1.5
Net cash used in investing activities	(149.0)	(5.0)	(154.0)
Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2025	(12.9)	—	(12.9)
Repurchase of Senior Subordinated Notes due 2026	(6.0)	—	(6.0)
Repurchase of Second Lien Notes due 2026	(83.2)	—	(83.2)
Scheduled principal payments under Term Loan borrowings	(12.6)	(2.5)	(15.1)
Principal payments under Term Loan due 2026	(27.0)	—	(27.0)
Proceeds from issuance of Term Loan due 2029	27.0	—	27.0
Net proceeds from equity issuances	243.0	—	243.0
Principal payments under finance lease obligations	(3.5)	—	(3.5)
Cash used to pay for deferred financing costs	(11.0)	(34.7)	(45.7)
Debt extinguishment costs	(2.3)	—	(2.3)
Taxes paid for restricted unit withholdings	(2.2)	—	(2.2)
Proceeds (payments) of intercompany loans	(266.2)	266.2	—
Net cash provided by (used in) financing activities	(156.9)	229.0	72.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.0	—	2.0

Net increase (decrease) in cash and cash equivalents and restricted cash	(652.7)	318.4	(334.3)
Cash and cash equivalents and restricted cash at beginning of period	900.1	11.3	911.4
Cash and cash equivalents and restricted cash at end of period	$247.4	$329.7	$577.1

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(2)	The amounts presented for Muvico are from its inception on July 22, 2024 through the end of the reporting period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2024 and September 30, 2023, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. As of September 30, 2024, we had an aggregate of $2,019.3 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio. Until the delivery under the New Term Loan Credit Agreement of the financial statements for the first full fiscal quarter ending after the Closing Date, the New Term Loans bear interest, at the option of the Company, at either (a) the base rate plus a margin of 600 basis points or (b) Term SOFR plus a margin of 700 basis points.

Prior to the Refinancing Transactions we had outstanding Existing Term Loans under the Credit Agreement dated April 30, 2013 (as amended, restated, amended and restated, supplemented or otherwise modified) which bore interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the administrative agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus in the case of the Existing Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans.

The rate in effect for the outstanding New Term Loans was 11.919% per annum at September 30, 2024, and 8.427% per annum for the Existing Term Loans at September 30, 2023.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Existing Term Loans and New Term Loans by approximately $14.5 million during the nine months ended September 30, 2024.

At September 30, 2023, we had an aggregate principal balance of $1,910.0 million outstanding under the Existing Term Loans. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Existing Term Loans by $14.3 million during the nine months ended September 30, 2023.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of September 30,

2024, were principal amounts of $414.4 million of our Exchangeable Notes, $950.0 million of our Existing First Lien Notes, $163.9 million of our Second Lien Notes, $400.0 million of our 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), $82.7 million of our 5.75% Senior Subordinated Notes due 2025 (“Notes due 2025”), $41.9 million of our 5.875% Senior Subordinated Notes due 2026 (“Notes due 2026”), $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Notes due 2027”), and £4.0 million ($5.3 million) of our 6.375% Senior Subordinated Notes due 2024 (“Sterling Notes due 2024”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $65.4 million and $(62.6) million, respectively, as of September 30, 2024.

Included in corporate borrowings as of September 30, 2023, were principal amounts of $950.0 million of our Existing First Lien Notes, $1,124.2 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Notes due 2025, $51.5 million of our Notes due 2026, $125.5 million of our Notes due 2027, and £4.0 million ($4.9 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $60.1 million and $(57.7) million, respectively, as of September 30, 2023.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona, and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary was to operate in a highly inflationary economy, U.S. GAAP would require that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of September 30, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2024, by approximately $5.1 million. Based upon the functional currencies in the International markets as of September 30, 2023, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2023, by approximately $4.4 million.

Our foreign currency translation rates increased by approximately 1.1% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

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

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2023, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

There has been significant recent dilution and there may continue to be significant additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through November 5, 2024, the outstanding shares of our Common Stock have increased by 370,471,691 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held the Special Meeting and obtained the requisite stockholder approval for the Charter Amendments (as defined in the annual report on Form 10-K for the year ended December 31, 2023) and on August 14, 2023 we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding. In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. On July 22, 2024, as part of the Refinancing Transactions, Muvico issued the Exchangeable Notes and the Additional Exchangeable Notes that are exchangeable into our Common Stock pursuant to the indenture governing the Exchangeable Notes.

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

As of November 5, 2024, there were 375,679,699 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or refinance indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Exchangeable Notes, including any PIK Notes and Additional Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. The holders of the Exchangeable Notes may from time to time convert the Exchangeable Notes and Additional Exchangeable Notes into shares of our Common Stock, and Muvico may elect to pay interest-in-kind by issuing PIK

Notes. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2023 and 2024 to date, as adjusted for the Reverse Stock Split, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $85.30 on February 28, 2023. The last reported sale price of our Common Stock on the NYSE on November 5, 2024, was $4.39 per share. During 2023 and 2024 to date, daily trading volume ranged from approximately 771,720 to 634,246,600 shares.

We believe that volatility and market prices of our shares may reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last.

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•	the market prices of our Common Stock have experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
•	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from historical valuations, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices;
•	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•	if the market prices of our Common Stock declines, investors may be unable to resell shares of our Common Stock at or above the price at which their investment was made. Our Common Stock may continue to fluctuate or decline significantly in the future, which may result in substantial losses.

The market price of our Common Stock could also be negatively affected by any unfavorable outcome in the Noteholder Action described in Note 11—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q or by any other action brought by note holders resulting from the Refinancing Transactions. If it is determined that the Company breached, as claimed, the Intercreditor Agreement, this would permit note holders to claim an event of default occurred under the indenture governing the Existing First Lien Notes and, subject to any conditions in the indenture, permit note holders to accelerate the Existing First Lien Notes, which could in turn result in the acceleration of the Company’s other outstanding debt. Such an event would thereby have a material adverse effect on our business, financial condition and results of operations and on the market prices of our securities, including our Common Stock. Additional litigation brought by the note holders, any additional claimed defaults under the indenture or any publicity in connection therewith could also negatively affect the market price of our Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed, there were no sales of unregistered securities during the quarter ended September 30, 2024.

Subsequent to the quarter ended September 30, 2024 and except as previously disclosed between October 7, 2024 and October 9, 2024, the Company entered into privately negotiated exchange agreements to extinguish unsecured debt, under which it issued an aggregate of 3,226,443 shares of Common Stock in exchange for $12,476,000 aggregate principal amount of its 5.75% subordinated notes due 2025.

Pursuant to Section 3(a)(9) of the Securities Act, the Common Stock were issued in each case to existing security holders of the Company exclusively in exchange for such holders’ securities and no commission or other remuneration was paid or given for soliciting the exchange. Other exemptions may apply.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the third quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, AMC Entertainment Holdings, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the third quarter of 2024.

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

10.1

Asset Transfer Agreement, by and among American Multi-Cinema, Inc., Centertainment Development, LLC, and Muvico, LLC, dated as of July 22, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.2

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 6, 2024	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: November 6, 2024	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer