Form 10-K/A
period 2024-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2025-04-30
CIK 1411579

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

(State or other jurisdiction of incorporation or organization)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,799,547,676 (361,354,955 shares at a closing price per share of $4.98).

Shares of Class A common stock outstanding — 433,143,561 shares at April 28, 2025

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Kansas City, Missouri	42

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of AMC Entertainment Holdings, Inc. for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G(3) to Form 10-K (“Instruction G”), which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

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

The Board of Directors has not set a date for the 2025 Annual Meeting of Stockholders (“Annual Meeting”), but it is expected to be held in the third quarter of 2025. The Company will announce the date and time of the Annual Meeting and the deadlines for the submission of stockholder proposals in the proxy materials or otherwise to be considered at the Annual Meeting in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Unless the context otherwise indicates, references to “AMC,” “our company,” “the Company,” “us,” “we” and “our” refer to AMC Entertainment Holdings, Inc. and its consolidated subsidiaries.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company

Each of the biographies of our directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that caused the Board to determine that the person should be nominated for election as a director at the Annual Meeting. The following information is as of April 28, 2025.

Mr. Adam M. Aron

Mr. Aron, 70, has served as Chief Executive Officer, President, and a director of the Company since January 2016, and as Chairman of the Board since July 2021. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on its board of directors from 2006 to 2015. Since 2006, Mr. Aron has also served as Chairman and Chief Executive Officer of World Leisure Partners, Inc., which he founded and which serves as a personal consultancy for matters related to travel and tourism, high-end real estate development, and professional sports. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013 and remained an investor in the team through early 2023. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P., a leading private equity investor. During the past ten years, Mr. Aron has previously served on the board of directors of Norwegian Cruise Line Holdings, Ltd., Centricus Acquisitions Corp., Prestige Cruise Holdings, Inc., and HBSE, which is a private company that owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron received a Master of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College. Mr. Aron brings to the Board significant business and executive leadership experience, including valuable insight into consumer services. In a variety of industries, he has more than 30 years of experience as a Chief Executive Officer, more than 35 years of experience as a corporate director, and more than 45 years of consumer-engagement experience.

Ms. Denise M. Clark

Ms. Clark, 67, has served as a director of the Company since January 2023. Ms. Clark is a global information technology executive with experience leading technical groups for multiple companies. Ms. Clark served as Senior Vice President and Global Chief Information Officer for The Estée Lauder Companies Inc. from November 2012 until her retirement in March 2017. Prior to that role, Ms. Clark served as Senior Vice President and Chief Information Officer for Hasbro Inc. from October 2007 to November 2012. Ms. Clark also served at Mattel, Inc., where she was Global Chief Technology Officer and later Chief Information Officer for the Fisher Price brand between January 2000 and February 2007. Ms. Clark’s previous experience also includes positions at Warner Music Group and Apple Inc. Ms. Clark has been a member of the board of directors of United Natural Foods, Inc. (UNFI) since 2013, where she is currently the chair of the nominating and governance committee. She previously served as a director of Six Flags Entertainment Corporation from March 2021 to August 2022 and Caesars Entertainment Corporation, including as chair of its compensation committee from October 2018 to May 2020. Ms. Clark also serves on the board of directors of Best Friends Animal Society, a national non-profit organization. Ms. Clark holds a B.S. in Sociology from the University of Missouri and an MBA from San Jose State University. Ms. Clark is a veteran of the United States Navy. Ms. Clark brings extensive public company executive experience to the Board, with particular expertise in information technology, strategic planning, and transformative business initiatives.

Mr. Marcus Glover

Mr. Glover, 50, has served as a director of the Company since September 2024. Mr. Glover has served as Executive Vice President, Global Operations of Bally’s Corporation since March 2025 and was Executive Vice President and Chief Financial Officer from May 2023 to March 2025. Mr. Glover was Chief Strategy Officer for QPSI LLC, a supply chain solutions and contract packaging company, from October 2021 to May 2023. Prior to that, Mr. Glover served as President and Chief Operating Officer of the Borgata Hotel, Casino & Spa from August 2017 to May 2020, and President and Chief Operating Officer of the Beau Rivage Resort & Casino from July 2015 to August 2017. Mr. Glover was a senior executive with Caesars Entertainment in various positions from May 2003 to June 2015, including Senior Vice President & General Manager for the Horseshoe Casino and Thistledown Racino, Assistant General Manager at Harrah’s/Caesars Entertainment in St. Louis, Missouri, and Vice President of Operations at Harrah’s/Caesars Entertainment in Biloxi, Mississippi. Mr. Glover holds an M.B.A. from The Duke University Fuqua School of Business and received a B.A. in Business Administration, Finance from Morehouse College. Mr. Glover brings to the Board extensive financial, operational and management experience, including as a chief financial officer of a publicly traded company.

Ms. Sonia Jain

Ms. Jain, 45, has served as a director of the Company since March 2024. Ms. Jain has served as Chief Financial Officer of Cars.com Inc. since October 2022, a position she also held from July 2020 to April 2022. Ms. Jain was Chief Financial Officer of Convoy Inc. from April 2022 to September 2022. Prior to her initial tenure at Cars.com Inc., Ms. Jain served as Chief Financial Officer of Redbox Automated Retail LLC from September 2016 to June 2020. Ms. Jain holds a B.S. in Electrical Engineering from Princeton University, an M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology, and an M.B.A. from Harvard Business School. Ms. Jain brings to the Board extensive financial and accounting experience, including as a chief financial officer of a publicly traded company.

Mr. Howard W. “Hawk” Koch, Jr.

Mr. Koch, 79, has served as a director of the Company since October 2014. Mr. Koch is a veteran movie producer and principal at The Koch Company, the former president of the Academy of Motion Picture Arts and Sciences (“AMPAS”), and former President of the Producers Guild of America. Mr. Koch serves on the board of directors of Cast and Crew LLC and the Motion Picture & Television Fund. He served on the board of governors of AMPAS from 2004 to 2013 and the board of directors of the Producers Guild of America from 1999 to 2020. Mr. Koch has been intimately involved with the making of over 60 major motion pictures, among them such films as “Source Code”, “Fracture”, “Primal Fear”, “Marathon Man,” “Chinatown,” “Wayne’s World,” “Peggy Sue Got Married,” “The Idolmaker,” “Heaven Can Wait,” “The Way We Were” and “Rosemary’s Baby.” Mr. Koch continues to develop and produce movies. Mr. Koch has over 50 years of experience in the motion picture industry and provides our Board with a unique insight into the production of movies that are exhibited on our screens.

Mr. Philip Lader

Mr. Lader, 79, has served as a director of the Company since June 2019 and as Lead Independent Director since July 2021. Mr. Lader is a Senior Advisor to Morgan Stanley Institutional Securities as well as a partner emeritus with the law firm of Nelson Mullins Riley & Scarborough LLP. He is also the former U.S. Ambassador to the Court of St. James’s and Chairperson of WPP plc. Mr. Lader served in President Clinton’s Cabinet as Administrator of the US Small Business Administration, White House Deputy Chief of Staff, Assistant to the President, and Deputy Director of the Office of Management & Budget. Previously, he was Executive Vice President of Sir James Goldsmith’s US holdings and was President of Sea Pines Company, universities in South Carolina and Australia, and Business Executives for National Security. He previously served as a trustee and Investment Committee Chairperson of RAND Corporation. Also, Mr. Lader currently serves on several foundations, as well as a member of the boards of several privately held companies, the investment committees of Morgan Stanley’s Global Infrastructure and Real Estate Funds, and the Council on Foreign Relations. He currently or has previously served on the boards of Lloyds of London, Marathon Oil, AES, WPP plc, Songbird (Canary Wharf), Rusal Corporations, the British Museum, American Red Cross, Smithsonian Museum of American History, St. Paul’s Cathedral Foundation, Atlantic Council, and several banks and universities. He is the founder and co-host of Renaissance Weekends. Mr. Lader’s education includes Duke, Michigan, Oxford, and Harvard Law School, and he has been awarded honorary doctorates by 14 universities. He is an Honorary Fellow of Oxford University’s Pembroke College and London Business School and Honorary Bencher of Middle Temple (British Inns of Court). He was awarded the Benjamin Franklin Medal by The Royal Society for Arts, Manufactures & Commerce for his contributions to trans-Atlantic relations. Mr. Lader brings vast experience in business, government, and law to the Board.

Mr. Gary F. Locke

Mr. Locke, 75, has served as a director of the Company since February 2016. Mr. Locke is a trade consultant and has owned Locke Global Strategies, LLC since 2014. Mr. Locke has served as a senior advisor to Dorsey & Whitney LLP since November 2023 and served as the interim President of Bellevue College from June 2020 until July 2023. Mr. Locke was the first Chinese American to be elected as a U.S. Governor when the voters of Washington elected him in 1996 and re-elected him in 2000. During his administration, he strengthened economic ties between China and Washington State. Mr. Locke served as U.S. Commerce Secretary from 2009-2011, where he led the effort to implement President Obama’s National Export Initiative to double American exports in five years. He served as America’s 10th Ambassador to China from 2011-2014. During his service he opened markets for made-in-USA goods and services and reduced wait times for visa interviews of Chinese applicants from 100 days to three days. Mr. Locke has served as a member of the board of directors of nLight, Inc. since August 2017. Mr. Locke served on the boards of directors of Fortinet, Inc. from September 2015 until June 2020, and Port Blakely Tree Farms from August 2019 until June 2022. He attended Yale University, graduating with a bachelor’s degree in political science and received his law degree from Boston University. Mr. Locke brings to the Board a global and valuable business perspective due to his extensive role in politics and experience as an Ambassador to China.

Ms. Kathleen M. Pawlus

Ms. Pawlus, 64, has served as a director of the Company since December 2014. Ms. Pawlus, a retired partner of Ernst and Young, LLP (“EY”), served as the Global Assurance Chief Financial Officer and Chief Operating Officer from 2012 to 2014. EY’s Assurance practice is the largest of EY’s four service lines and includes its Audit Practice, Fraud, Investigation and Dispute Services Practice, Climate Change and Sustainability Services Practice and its Financial Accounting Advisory Services Practice. From 2006 to 2012, Ms. Pawlus served as EY’s Americas Vice Chairperson and Chief Financial Officer, Global PBFA Function Leader and US Firm Vice Chairperson and Chief Financial Officer responsible for finance, IT operations, treasury, purchasing and facilities. Ms. Pawlus served on EY’s U.S. Executive Board from 2006 to 2012. Ms. Pawlus has been a member of the board of directors of Kenvue Inc. since August 2024. Ms. Pawlus earned her Bachelor of Science degree from Indiana University and was a Certified Public Accountant from 1982 through 2021. Ms. Pawlus brings to the Board extensive financial, accounting, operational and management experience in various capacities with more than 30 years of experience.

Ms. Keri S. Putnam

Ms. Putnam, 59, has served as a director of the Company since January 2023. Ms. Putnam is a creative producer, strategic advisor, and senior media executive who has supported, developed, and produced bold original content throughout her career. In 2022, Ms. Putnam founded Putnam Pictures to produce film and television content from creators with distinct and adventurous vision. Ms. Putnam served as CEO of the Sundance Institute from April 2010 until September 2021. Ms. Putnam’s previous experience includes serving as President of Production at Miramax Films, a division of the Walt Disney Company, and Executive Vice President at HBO, where she helped launch the Picturehouse theatrical label in partnership with Fine Line Features. Ms. Putnam serves as a non-voting independent director of the privately held independent production company PICTURESTART. She is Board Chair of the not-for-profit New Public and a member of the board of Doc Society, the advisory board of Topic Media, The Shorentein Center at Harvard’s Kennedy School, and advisory council of Brooklyn College’s Feirstein School. Ms. Putnam co-founded and serves on the leadership council of ReFrame, a leading organization advocating for diversity in media. Ms. Putnam is a member of the Academy of Motion Pictures Arts and Sciences, an A.D. White Professor-at-Large at Cornell University, a mentor at USC’s Stark Producing Program, and was a Walter Shorenstein Media and Democracy Fellow at the Shorenstein Center at Harvard’s Kennedy School in 2023 and 2024. Ms. Putnam holds a B.A. in Theatre History and Literature from Harvard College. Ms. Putnam brings extensive media company executive experience to the Board, with particular expertise in leadership, film production, independent film distribution, and content creation.

Dr. Anthony J. Saich

Dr. Saich, 72, has served as a director of the Company since August 2012. Dr. Saich is the Director of the Rajawali Foundation Institute for Asia and the Daewoo Professor of International Affairs at Harvard University. In this capacity, he directs training and research programs throughout Asia, including Bangladesh, China, Indonesia, Taiwan, and Vietnam. Dr. Saich also serves as a board member of International Bridges to Justice and as the U.S. Secretary-General of the China United States Strategic Philanthropy Network. Dr. Saich sits on the executive committees of the John King Fairbank Center for Chinese Studies and the Asia Center, both at Harvard University. His executive teaching focuses on creating public value, leadership, and innovation. Dr. Saich holds a bachelor’s degree in politics and geography from the University of Newcastle, United Kingdom, a master’s degree in politics with special reference to China from the School of Oriental and African Studies, London University, and has a Ph.D. from the Faculty of Letters, University of Leiden, the Netherlands. Dr. Saich has over 45 years of experience in international affairs and provides valuable international insights to the Company.

Mr. Adam J. Sussman

Mr. Sussman, 53, has served as a director of the Company since May 2019. Mr. Sussman has served as President of Epic Games, Inc. since January 2020. From 2017 until 2020, Mr. Sussman served as Nike, Inc.’s first-ever Chief Digital Officer, was previously head of Nike’s Global Strategy and Corporate Development and served as the VP/GM Direct Digital and Geographies. He built Nike’s portfolio of world-class digital consumer experiences and innovations and transforming retail for the world’s leading sports brand. He managed Nike’s digital teams globally and Nike’s direct-to-consumer GMs across the four key operating geographies of the company. Prior to Nike, Mr. Sussman was Senior Vice President of Global Publishing at Zynga responsible for marketing, sales, growth, and digital products. He also served as Senior Vice President of Publishing at Disney, building the global team that managed gaming properties across all media platforms around the world. At Electronic Arts, he was Vice President of Worldwide Publishing, leading the team that established EA Mobile as the #1 publisher on the Apple App store. Mr. Sussman started his career as a creative executive at Hearst Entertainment, a division of the Hearst Corporation. He holds a BA from Harvard College and an MBA from Harvard University Graduate School of Business Administration. Mr. Sussman brings valuable experience as president of large company and in marketing, information technology and digital platforms to the Board.

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

Audit Committee

Our Audit Committee currently consists of Ms. Clark, Mr. Glover, Ms. Jain, Ms. Pawlus, and Ms. Putnam. Mr. Lader and Dr. Saich served on the Audit Committee until February 2025, when the size of the Audit Committee was reduced. Ms. Jain currently serves as the chairperson of the Audit Committee, a position Ms. Pawlus held until February 2025. The Board has determined that each of Ms. Pawlus, Mr. Glover and Ms. Jain qualify as an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K and that each member of our Audit Committee is financially literate as defined in the NYSE rules and is independent within the meaning of Rule 10A-3 of the Exchange Act and the NYSE rules.

The principal duties and responsibilities of our Audit Committee are as follows:

●	to oversee our financial reporting process and internal control system;
●	to appoint and replace our independent registered public accounting firm from time to time, determine their compensation and other terms of engagement, oversee their work, and perform an annual evaluation;
●	to oversee the performance of our internal audit function;
●	to oversee the Company’s information systems, privacy, and data security risks; and
●	to oversee our compliance with legal, ethical, and regulatory matters.

The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our Compensation Committee consists of Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Dr. Saich, and Mr. Sussman, all of whom are independent in accordance with the NSYE rules. Dr. Saich serves as the chairperson of the Compensation Committee.

The principal duties and responsibilities of our Compensation Committee are as follows:

●	to provide oversight on the development and implementation of the compensation policies, strategies, plans and programs for our key employees and non-employee directors and disclosure relating to these matters;
●	to review and approve the compensation of our CEO and our other executive officers;
●	to provide oversight concerning the compensation of our CEO, succession planning, performance of our CEO and compensation related matters; and
●	to review the Company’s strategies, policies, and practices related to human capital.

The Compensation Committee may delegate to management administration of incentive compensation plans for non-executive officers. The Compensation Committee engaged and retained Aon, as an independent executive compensation consultant, to provide advice on 2024 compensation matters. During 2024, Aon provided advice on executive and director compensation programs, executive and director market pay analysis, compensation peer group, CEO pay recommendations and drafting of the Compensation Discussion and Analysis disclosures contained in this Amendment No. 1 on Form 10-K/A. The Compensation Committee reviewed the nature of its relationship with Aon and determined that there were no conflicts of interest with respect to Aon’s independence.

During 2024, the Compensation Committee issued a request for proposals in connection with its engagement of an independent executive compensation consultant. Following the request for proposals process, which included written submissions and interviews, the Compensation Committee selected Korn Ferry as its independent executive compensation consultant to replace Aon and advise the Compensation Committee on compensation matters related to the executive and director compensation programs for 2025.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman, all of whom are independent in accordance with the NSYE rules. Ms. Clark serves as chairperson of the Nominating and Corporate Governance Committee.

The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

●	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of the Board;
●	to make recommendations to our Board regarding board governance matters and practices; and
●	oversight of the Company’s approach to environmental, social and governance (“ESG”) initiatives, strategies, and programs.

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

To our knowledge, based solely upon a review of the copies of such reports filed electronically with the SEC and/or written representations that no other reports were required to be filed during 2024, all filing requirements under Section 16(a) applicable to our executive officers, directors and 10% stockholders were satisfied timely, except that on January 10, 2024, due to an administrative error, each of our executive officers as of that date filed a late Form 4 to report the vesting of restricted stock units.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which addresses the subject areas covered by the SEC’s rules, may be obtained free of charge through our website: www.amctheatres.com under “Investor Relations”—”Governance”—”Governance Documents.” Any amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics required to be disclosed with respect to any senior executive or financial officer shall be posted on this website.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and their immediate family members. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Original Report. In addition, with regard to trading in the Company’s securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements, and we believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards applicable to the Company.

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

Item 11.  Executive Compensation.

Compensation Committee Interlocks and Insider Participation

During 2024, our Compensation Committee consisted of Mr. Koch, Mr. Locke, Mr. Lader, Ms. Pawlus, Dr. Saich (Chairperson), and Mr. Sussman. During the period January 1, 2024, through December 31, 2024, no member of the Compensation Committee had a relationship required to be described under the SEC rules relating to disclosure of related person transactions and none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee has reviewed and discussed the concept of risk as it relates to the Company’s compensation policies, and it does not believe the Company’s compensation policies or practices create or encourage the taking of excessive risks that are reasonably likely to have a material adverse effect on the Company. Below are some of the highlights of the Company’s compensation programs that mitigate risks associated with compensation:

●	Compensation is comprised of a combination of base salary, annual cash incentive, and long-term equity incentive awards;
●	While annual cash incentives are available for all full-time employees, only senior officers receive equity awards;
●	Equity compensation vesting is multi-year service based and performance based with overlapping performance periods; and
●	Maximum payout for cash and equity incentives is 200% of the value at target.

The Compensation Committee has identified no material risks in the compensation programs for 2024.

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

Compensation Committee of the Board of Directors:
Anthony J. Saich (Chairperson)
Howard W. “Hawk” Koch, Jr.
Philip Lader
Gary F. Locke
Kathleen M. Pawlus
Adam J. Sussman

Compensation Discussion and Analysis

The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives, and structure of our fiscal year 2024 executive compensation program. This CD&A is intended to be read in conjunction with the tables below, which provide further detail and historical compensation information for our NEOs as identified below.

Name	Position
Adam M. Aron	Chairman, Chief Executive Officer, President, and Director
Sean D. Goodman	Executive Vice President, International Operations, Chief Financial Officer, and Treasurer
Daniel E. Ellis	Executive Vice President, Chief Operations and Development Officer
Elizabeth F. Frank (1)	Former Executive Vice President, Worldwide Programming and Chief Content Officer
Carla C. Chavarria	Senior Vice President, Chief Human Resources Officer
(1)	Ms. Frank resigned from the Company, effective February 7, 2025.

Consideration of Say on Pay Results and Stockholder Outreach

The Board and the Compensation Committee continually evaluate our compensation policies and practices. As part of that process, the Board and the Compensation Committee consider the results of our annual advisory vote on executive compensation, commonly known as the “say-on-pay” vote. At our 2024 Annual Meeting, we were disappointed that only approximately 39% of the votes were cast in support of the say-on-pay proposal and that stockholders representing only about 18% of the eligible votes on the say-on-pay proposal participated in the vote, regardless of their support or opposition. During 2024, institutional investors held about 40% of our outstanding stock with the balance held by retail investors.

The Compensation Committee and the Company continues to maintain that the compensation decisions on which the 2024 say-on-pay vote was based were necessary to retain our talented executive team and reward them for their outstanding efforts. However, we have also undertaken efforts to engage with stockholders to understand and address their concerns with our compensation programs. During the last year, the Company, including participation by independent members of the Board, initiated stockholder outreach dialogue with our largest stockholders to solicit feedback on corporate governance and executive compensation. In the aggregate, discussions were held with stockholders representing approximately 12% of our outstanding stock. Further, we have continued to emphasize the AMC Investor Connect initiative focused on our large base of retail investors. The Company also considered the analysis of proxy advisory firms relating to our 2024 proxy statement when determining the appropriate responses.

Our compensation policies and decisions continue to be focused on financial performance and aligning the interests of executives with the interests of stockholders. Although our large and diverse stockholder base with limited institutional participation can make it difficult to ascertain a consensus among our stockholders, the below chart summarizes the Company’s responses to key feedback from stockholders and the analysis from the proxy advisory firms.

Area of Concern	Company Response
Subsequent modification in 2024 of the pre-established performance targets for 2023 Tranche Year PSUs to adjust for industry underperformance resulting in vesting at maximum levels

Industry performance was significantly impacted in 2023 versus what was forecast at the beginning of the year. The underperformance was primarily due to lengthy strikes by the Writers Guild of America and the Screen Actors Guild which were outside the Company’s control. Despite significant industry underperformance, management delivered outstanding results that, had targets been set with knowledge of actual industry performance, would have warranted vesting at maximum levels. The Compensation Committee felt that to ignore these circumstances would have been a distraction that could have led to disengagement among the management team at a critical time in the Company’s recovery. Further, the modifications do not reflect subjective discretion, but rather represent an assessment of the Company’s performance relative to objective industry conditions.

Overall compensation level for CEO relative to both peers and the other NEOs	There have been no increases to the CEO cash compensation package since 2021. For 2024, CEO total compensation at target was reduced by 25% through a reduction in his equity grant.
Use of one-year performance targets for performance-based equity awards

Current industry volatility and the lack of clarity from studios on planned theatrical movie release practices makes setting long-term targets nearly impossible. Once the industry stabilizes to permit better long-term forecasting, the Compensation Committee will consider a more traditional long-term incentive design structure.

Use of an Adjusted EBITDA performance target for both annual cash incentive, and a majority of performance-based equity compensation

The single most critical focus of the Company must be to reduce its debt burden, which is accomplished by delivering profits. We therefore believe that Adjusted EBITDA is the most important measure and that utilizing the goal across programs emphasizes the focus for management. We also utilize Free Cash Flow for a portion of the performance-based equity awards to provide some diversification, but consistent with our core goals. For 2025, the Compensation Committee shifted the mix of time and performance vesting equity grants for the CEO from 50/50 to 40/60 and introduced additional strategic initiative performance targets.

Counting unvested PSUs toward Ownership Guidelines	We believe that, while it may not be common practice to count unvested PSUs, the approach is more than offset by our aggressive ownership targets as a multiple of base salary.
Total Shareholder Return is not used as a performance target in any compensation programs

Recently the Company’s stock price has not been reflective of traditional fundamental valuations. We believe that using Total Shareholder Return as a performance goal in this environment could incentivize unreasonable risk taking that is not focused on fundamental financial performance.

Executive Summary

2024 Business Review

The Company entered 2024 optimistic that industry box office performance would stabilize following the years-long recovery from the COVID-19 pandemic and the impact of the strikes by the Writers Guild of America (“WGA”) and Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) during 2023. However, the WGA and SAG-AFTRA strikes severely affected the industry’s recovery trajectory due to delays in movie release schedules through the first half of 2024.

As an illustration of the impacts to our industry, the North American industry box office in 2024 was $8.7 billion compared to AMC internal projections of $9.0 billion at the beginning of the year and a 2019 pre-pandemic level of $11.4 billion. Industry box office during the first half of 2024 was $3.1 billion compared to $5.6 billion in the second half of 2024.

Notwithstanding the challenging macro-industry environment, the Company maintained its focus on maximizing results and adapted to industry conditions. AMC management continued to undertake decisive measures to strategically position the Company to navigate temporary setbacks and re-establish its longer-term recovery path. AMC has tightened operating hours, mitigated costs, rationalized its theatre portfolio, and innovated new merchandise and food and beverage offerings. Most importantly, we strengthened our balance sheet through the July 2024 refinancing transactions that extended debt maturities, equity capital raising, debt exchanges and debt repurchases at a discount.

Below is a summary of some of the impressive accomplishments achieved by the management team during 2024:

●	We generated Adjusted EBITDA in 2024 of $343.9 million.
●	We completed refinancing transactions with two creditor groups to refinance and extend to 2029 and 2030 the maturities of approximately $2.4 billion of our debt previously maturing in 2026.
●	We reduced the principal balance of our corporate borrowings and finance leases by $375.9 million.
●	$261.8 million in gross proceeds were raised through the sale of equity to further bolster our balance sheet.
●	On December 31, 2024, we had cash of $632.3 million.
●	We achieved all-time records for admissions revenue per patron, food and beverage revenue per patron and total revenue per patron. Total revenue per patron is approximately 35% higher than it was in pre-pandemic 2019, driven primarily by growth in food and beverage revenue per patron of 50%.
●	As of December 31, 2024, we had approximately 35 million member households enrolled in our AMC Stubs loyalty program across our A-List, Premiere, and Insider membership tiers.
●	We announced AMC’s Go Plan, a multi-year plan to expand premium large format, extra large format and Laser at AMC footprint in theatres, as well upgrade seating and renovate theatres.
●	Our laser projector upgrade program continued with 2,125 laser projector installations completed, representing approximately 61% of the 3,500 projectors eligible for upgrade.

Compensation Decisions

Our compensation program is grounded in a pay-for-performance philosophy and is designed with equity as a significant component of compensation. Performance goals in both our short- and long-term incentive plans are set at challenging levels, with the ultimate goal that the achievement of operating, financial and other goals will drive long-term, sustainable stockholder value. In addition, a key goal of executive compensation is to attract, retain, motivate, and reward talented executives. However, the impacts of the strikes by the WGA and SAG-AFTRA during 2023 dramatically impacted the Company’s financial performance during 2024 for reasons unrelated to the performance by our officers and employees in managing the Company’s business and preserving stockholder value. While our response to, and ongoing recovery from, the industry strikes warranted uncommon actions with respect to compensation programs, our underlying philosophy has not been permanently altered or abandoned.

In the view of the Compensation Committee, management successfully undertook major initiatives to reduce and control costs, raise additional capital, refinance and extend maturities for a substantial portion of the Company’s debt, operate theatres safely, promote attendance, and lay the groundwork to seek opportunities to diversify the business. These initiatives were essential to preserving the Company’s business and stockholder value at a critical time for the Company. Like recent years, the challenges facing our industry and the recognition that retention of the Company’s leadership was one of the most critical issues facing the Company required the Compensation Committee to remain flexible in its approach to executive compensation. Consequently, the Compensation Committee believes its compensation decisions during 2024 were reasonable and necessary in light the circumstances. Further, the Compensation Committee believes that its actions will enable the Company to return to a normalized compensation structure and approach as the industry stabilizes. Each of the decisions outlined below is more fully described in the subsequent sections of this CD&A and the tables that follow.

2024 Key Compensation Determinations

●	For the CEO, the value of his annual equity grant decreased approximately 37% and his base salary and annual bonus opportunity did not change, resulting in a reduction in total compensation at target of 25%.
●	For NEOs other than the CEO, base salaries increased approximately 5% on average, annual bonus opportunities as a percentage of base salary did not change, and annual equity grants were relatively flat compared to 2023.
●	Despite significant industry underperformance compared to forecasts for 2024, Company performance achieved levels that resulted in an annual incentive plan pay out at 146% of the industry-adjusted target.
●	On February 22, 2024, the Compensation Committee determined that the industry underperformance and prolonged strikes by the WGA and SAG-AFTRA had a material impact on the Company’s performance in 2023. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance targets were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved modifications to the performance goals applicable to equity grants allocated to the 2023 Tranche Year. As a result of the modifications, the impacted equity grants vested at the maximum level. For accounting purposes, the incremental increase in fair value resulting from the modifications are reflected in the Company’s 2024 compensation tables that follow.

2025 Actions

●	The base salary and annual bonus opportunity for the CEO remain at the 2024 levels. The value of the annual equity grant for the CEO was returned to its 2023 level. However,the mix of time and performance-based vesting equity grants was changed from 50/50 to 40/60 and additional strategic initiative targets were added to the performance-based grants.
●	For the CFO’s 2025 compensation, base salary was increased approximately 17.5%, annual bonus opportunity as a percentage of base salary remains at 2024 levels, and the value of the annual equity grant was increased 10%. The changes in CFO compensation were approved in order to maintain competitive compensation levels for that position and to recognize his outstanding performance.
●	For NEOs other than the CEO and CFO, base salaries increases for 2025 averaged 4.8%, the annual bonus opportunity as a percentage of base salary was increased by 10% for one position, and annual equity grants remain at 2024 levels.
●	As disclosed in Item 9B of the Original Report, the Compensation Committee determined that the industry underperformance, primarily due to changes to studio movie release schedules in response to the continuing impacts of industry strikes in the prior year, had a material impact on the Company’s performance in 2024. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance targets were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved modifications to the Adjusted EBITDA performance goals applicable to equity grants allocated to the 2024 Tranche Year. As a result of the modifications, the impacted equity grants vested at a level of 146% instead of 98% before the modifications. There was no impact on equity grants subject to Free Cash Flow performance goals. For accounting purposes, the incremental increase in fair value resulting from the modifications will be reflected in the Company’s 2025 compensation tables.

How Our Compensation Program Works

The Compensation Committee regularly reviews best practices in executive compensation and uses the following guidelines to design our compensation programs during ordinary business cycles, with exceptions made only under extraordinary circumstances:

What We Do
✓
Pay-for-performance philosophy and culture
✓
Strong emphasis on performance-based incentive awards
✓
Comprehensive NYSE compliant clawback policy
✓
Responsible use of shares under our long-term incentive program
✓
Stock ownership requirements for all senior officers
✓
Engage an independent compensation consultant
✓
Perform an annual risk assessment of our compensation program
✓
“Double-trigger” change-in-control provisions for cash payments

What We Don’t Do	✗ No hedging or pledging of Company stock ✗ No excise tax gross-ups ✗ No backdating or repricing of stock option awards ✗ No ongoing supplemental executive retirement plans ✗ No excessive perquisites

Components of Our Pay

Our Compensation Committee oversees our executive compensation program, which includes three primary compensation elements: base salary, annual cash incentives, and long-term equity awards. The Compensation Committee has tailored our program to incentivize and reward specific aspects of Company performance that it believes are central to delivering long-term stockholder value. In 2024, the components of NEO pay were as follows:

Base Salary

- Fixed pay, set with regard to responsibilities, market norms, and individual performance

Annual Cash Incentives

- Annual incentives intended to reward short-term performance for executives other than the CEO and CFO, based on:
  - 80% corporate goals (Adjusted EBITDA) and 20% individual performance
  - For the CEO and CFO, 100% based on corporate performance

Long-Term Equity Incentives

- Focused on incentivizing executives for long-term performance, as well as providing a retention vehicle for our top executive talent
- Annual equity grants are delivered as:
  - 50% time-vesting RSUs, vesting ratably over 3-years
  - 50% PSUs with vesting based on annual Adjusted EBITDA and free cash flow performance goals, vesting ratably over 3-years

Pay Mix

The Compensation Committee utilizes the above-mentioned compensation elements to promote a performance-based culture that aligns the interests of management and stockholders. The Compensation Committee chooses an appropriate balance of fixed and variable pay as well as long-term versus short-term incentives and opportunities. In 2024, our target pay mix was as follows:

CEO Target Pay Mix	Average Other NEO Target Pay Mix

Executive Compensation Philosophy and Program Objectives

The goals of the Compensation Committee with respect to executive compensation are:

●	to attract, retain, motivate, and reward talented executives;
●	to tie annual compensation incentives to the achievement of specified performance objectives; and
●	to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders.

To achieve these goals, we endeavor to maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic, operational, and financial goals and other non-financial goals that the Compensation Committee deems important. The Compensation Committee evaluates our compensation programs to ensure they are supportive of these goals and our business strategy and align the interests of our executives with those of our stockholders.

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

Base Salaries

Base salaries for our NEOs are reviewed from time to time by the Compensation Committee and may be increased pursuant to such review and in accordance with guidelines contained in the various employment agreements to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. Base salaries for our NEOs are established based on several considerations, including:

●	the scope of their responsibilities
●	current competitive practices of peer group companies
●	individual performance and achievements
●	current compensation
●	recommendations from the CEO for executives (other than the CEO)

The table below shows the annual base salaries for our NEOs for 2024, compared to 2023:

	2024 Base	2023 Base	% Increase /
Executive	Salary	Salary	(Decrease)
Adam M. Aron	$1,500,000	$1,500,000	—%
Sean D. Goodman	850,000	800,000	6.25%
Daniel E. Ellis	625,000	595,000	5.0%
Elizabeth F. Frank	625,000	595,000	5.0%
Carla C. Chavarria	540,750	515,000	5.0%

Annual Incentive Program

The Compensation Committee has the authority to award annual incentive bonuses to our NEOs pursuant to our annual incentive compensation program (“AIP”), which historically have been paid in cash and traditionally have been paid in a single installment in the first quarter of the subsequent year upon certification of performance by the Compensation Committee.

Under employment agreements with our NEOs, each NEO is eligible for an annual bonus, as may be determined by the Compensation Committee from time to time. We believe that annual bonuses based on performance serve to align the interests of management and stockholders. Individual bonuses are performance-based and, as such, can be highly variable from year to year. The annual incentive bonus opportunities for our NEOs are determined by our Compensation Committee, taking into account the recommendation of our CEO (except with respect to his own bonus).

Payout Opportunities

Consistent with the prior year, the target bonus for each NEO was set as a percentage of base salary ranging from 65% to 200% and, except for Mr. Aron and Mr. Goodman, was apportioned to a Company component (80%) and an individual component (20%). In the case of Mr. Aron and Mr. Goodman, their aggregate bonus is entirely based on Company performance with no individual component. There were no changes in AIP payout opportunities as a percentage of base salary for any NEOs between the 2023 and 2024 fiscal years.

2024 Performance Goals

Company Performance: Consistent with past years, for 2024, the Company component was based on attainment of an Adjusted EBITDA goal. For purposes of the AIP, Adjusted EBITDA is determined in the same manner as described and defined in the Original Report (see “Reconciliation of Adjusted EBITDA and Free Cash Flow” below for the calculation of Adjusted EBITDA). Payouts under the AIP can range from 0% to 200% of target depending upon actual performance measured against the Adjusted EBITDA goal. There is no payout for attainment below 80% of the goal, at the 80% threshold payout is 50% of target, at 100% attainment payout is 100% of target, and at the maximum attainment of 120% payout is 200% of target. The following chart represents the AIP payout scale for the Company component:

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Box office volatility and the difficulty of making assumptions continued to be amplified for 2024 because of the continuing impacts of the WGA and SAG-AFTRA strikes in the prior year. Based on an estimated domestic industry box office of $9.0 billion and international market industry attendance of 397.5 million for 2024 at the beginning of the year, the projected Adjusted EBITDA performance levels ranged from a threshold of $280.2 million (50% payout) to a target of $350.2 million (100% payout) to a maximum of $420.2 million (200% payout). Although overall industry performance was expected to be relatively flat between 2023 and 2024, targeted Adjusted EBITDA was projected to be lower in 2024 due to certain factors, including the outsized benefit of distributing theatrical releases in 2023, inflationary cost pressures and foreign exchange rate impacts from our international operations. Consistent with prior year plan design and in recognition of the box office volatility and the high level of uncertainty around planning assumptions, the Compensation Committee determined that, in order to maintain an incentive for management in the event of industry underperformance and to limit compensation expense exposure in the event of industry overperformance, that the AIP performance goal should be indexed to domestic industry box office and international market industry attendance levels (due to lack of visibility into industry box office in certain international markets where we operate). Therefore, the Adjusted EBITDA goal was indexed to actual North American industry box office results and industry attendance in the international markets in which the Company operates using the following scale:

2024 AIP Industry Indexed Consolidated Adjusted EBITDA Target

Domestic Component
Industry Box Office*	$7.5 billion	$9.0 billion	$10.5 billion
Adj EBITDA Component	57.4 million	$335.9 million	$610.3 million
International Component
Industry Attendance*	331.3 million	397.5 million	463.8 million
Adj EBITDA Component	($96.5 million)	$14.3 million	$125.1 million
Consolidated Adjusted EBITDA Target	($39.1 million)	$350.2 million	$735.4 million

*	If actual industry domestic box office and/or international attendance performance falls between two stated levels, the target components shall be determined by linear interpolation

Individual Performance: The individual component of the bonus is based on overall individual performance and contribution to our strategic and financial goals. Our Compensation Committee and our CEO retain certain discretion to decrease or increase individual component bonuses relative to the targets based on qualitative or other subjective factors deemed relevant by the Compensation Committee.

2024 Payouts

The following table summarizes the AIP bonus for our NEOs for 2024:

	Opportunity					Actual
		Target
		(as % of						2024
	2024 Base	base	Target	Allocation		Achievement		Earned
Executive	Salary	salary)	($)	Company	Individual	Company	Individual	AIP
Adam M. Aron	$1,500,000	200%	$3,000,000	100%	—%	146%	—%	$4,380,000
Sean D. Goodman	850,000	100%	850,000	100%	—%	146%	—%	1,241,000
Daniel E. Ellis	625,000	65%	406,250	80%	20%	146%	110%	563,875
Elizabeth F. Frank	625,000	65%	406,250	80%	20%	146%	100%	555,750
Carla C. Chavarria	540,750	65%	351,488	80%	20%	146%	100%	480,835

Our Compensation Committee approved bonus amounts to be paid for performance during 2024. The Company attained Adjusted EBITDA of $343.9 million (calculated as set forth in “Reconciliation of Adjusted EBITDA and Free Cash Flow” below) for the year ended December 31, 2024. Actual North American industry box office was $8.7 billion for 2024 and industry attendance in the international markets in which the Company operates was 409.5 million in 2024, which resulted in an industry-adjusted Adjusted EBITDA goal of $315.0 million. As a result, the Compensation Committee determined performance attainment to be 109% of target, equating to a 146% payout of the Company component.

For the NEOs other than the CEO and CFO, the individual component was approved ranging from 100% to 110% of target by the Compensation Committee following a review of each such NEO’s individual performance.

Retention Bonus for Mr. Goodman

In order to secure retention of his services as the Company’s CFO and to preempt recruitment attempts, in March 2021, the Compensation Committee approved a special cash retention bonus for Mr. Goodman. The committee determined that it was essential to provide stability in the role of CFO during the Company’s recovery from the COVID-19 pandemic. The retention bonus was paid as set forth below, subject to Mr. Goodman’s continued employment as of each date.

Retention Bonus
Vesting Date	Payable
March 17, 2022	$450,000
March 17, 2023	450,000
March 17, 2024	900,000

Equity-Based Compensation Program

Our Compensation Committee believes that the equity-based compensation program furthers our goal to attract, retain and motivate talented executives by enabling such executives to participate in the Company’s long-term growth and financial success and aligns the interests of management and stockholders.

Our annual grants are equally split between:

●	Time-vesting Restricted Stock Units (“RSUs”); and
●	Performance-vesting Performance Stock Units (“PSUs”).

Each RSU and PSU represents the right to receive one share of Common Stock on a future settlement date. To determine the size of grants, our Compensation Committee considers prior executive performance, level of responsibility, the executive’s ability to influence the Company’s long-term growth and business performance, among other factors. The Compensation Committee does not apply a strict methodology to these factors and does not benchmark executive pay to a particular reference point of the peer group. Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals.

In making annual grants of RSUs and PSUs, the Compensation Committee approves a target award value for each participant. The award value is then divided by a stock price, which is typically the average closing price for our Common Stock over the five days preceding the date of grant, to determine the number of RSUs and PSUs granted. However, because 2024 annual grants were made subject to stockholder approval of the 2024 Equity Incentive Plan (“EIP”), the stock price used to determine the number of RSUs and PSUs granted was the average closing price for our Common Stock over the five days preceding the date that the Compensation Committee approved the grants in February 2024. Equity-based compensation components reflected in the executive compensation tables represent the aggregate grant date fair value of the award and are based upon the closing price for our Common Stock on the date of grant, which for the 2024 annual grants was the date that stockholders approved the 2024 EIP in June 2024. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility, the reflected compensation may ultimately be higher or lower than that targeted by the Compensation Committee. For the 2024 grants, the price used to calculate the grants was $4.75 and the price used to calculate the compensation included in the tables was $5.15.

2024 Annual Equity Grants

On February 22, 2024, the Compensation Committee approved grants of RSUs, and PSUs (the “2024 RSUs” and “2024 PSUs”), to certain of the Company’s employees contingent upon stockholder approval of the 2024 EIP at the 2024 annual meeting of stockholders. Our NEOs received the following grants (in units):

	2024	2024
Executive	RSUs	PSUs	Total
Adam M. Aron	631,579	631,579	1,263,158
Sean D. Goodman	210,527	210,527	421,054
Daniel E. Ellis	105,264	105,264	210,528
Elizabeth F. Frank	105,264	105,264	210,528
Carla C. Chavarria	84,211	84,211	168,422

Restricted Stock Units

The 2024 RSUs vest ratably over a three-year period, with the first tranche vesting on the first business day of the fiscal year starting after the grant date. The executive must remain employed by the Company through the last day of the fiscal year immediately prior to the vesting date. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs begins accruing with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

Performance Stock Units

The 2024 PSUs are subject to Adjusted EBITDA and free cash flow (“FCF”) performance goal conditions and service conditions over a three-year performance period. For purposes of the EIP, Adjusted EBITDA is determined in the same manner as described and defined in the Original Report. For purposes of the EIP, FCF is defined as cash flow from operating activities less gross capital expenditures and changes in construction payables. Of the 2024 PSUs, 60% were allocated to Adjusted EBITDA targets with the remaining 40% allocated to FCF targets. See “Reconciliation of Adjusted EBITDA and Free Cash Flow” below for the calculation of these numbers. Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operating activities (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Projecting industry performance becomes exponentially more difficult as we plan further into the future and the industry continues to find itself in a turnaround situation following the COVID-19 pandemic and the actors and writers strikes. Therefore, the 2024 PSUs are divided into three tranches with each tranche allocated to a fiscal year within the three-year performance period covered by the grant (each a “Tranche Year”). Each tranche is subject to a separate performance goal applicable to its corresponding Tranche Year. At the time of approval, the Compensation Committee established the performance goals for the first Tranche Year covered by the 2024 PSUs. The subsequent tranches remain subject to substantive performance goals established and approved by the Compensation Committee in conjunction with the budgeting process for their applicable Tranche Year. Tranches are not valued and included in the compensation tables until the year in which the performance goals for their applicable Tranche Year are established. The PSUs will be forfeited upon termination of the holder’s employment for any reason prior to the end of the applicable Tranche Year. PSUs will vest based upon certification of performance for the applicable Tranche Year by the Compensation Committee. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the PSUs begins accruing with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon, and only to the extent of, vesting of the PSUs.

2024 Tranche Year Performance Goals & Modification

For purposes of reporting executive compensation and accounting for stock compensation expense, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the PSU tranches allocated to the 2024 Tranche Year are included in the summary compensation tables. Subsequent tranches will be included in the summary compensation tables for the years in which performance goals for such tranches are established. The 2024 Tranche Year was applicable to the following PSU awards: (i) tranche I of the 2024 PSUs, (ii) tranche II of the 2023 PSUs, and (iii) tranche III of the 2022 PSUs. The table below summarizes the number of PSUs at target allocated to the 2024 Tranche Year for each NEO:

	2024 PSUs Tranche I		2023 PSUs Tranche II		2022 PSUs Tranche III
	Adj EBITDA	FCF	Adj EBITDA	FCF	Adj EBITDA	FCF
Adam M. Aron	126,316	84,210	27,058	18,039	10,764	7,175
Sean D. Goodman	42,105	28,070	6,164	4,110	2,265	1,510
Daniel E. Ellis	21,053	14,035	2,818	1,879	1,020	680
Elizabeth F. Frank	21,053	14,035	2,818	1,879	1,020	680
Carla C. Chavarria	16,842	11,228	2,234	1,489	793	528

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Box office volatility and the difficulty of making assumptions were amplified for 2024 due to the continuing impact of the WGA and SAG-AFTRA strikes. Based upon expectations that domestic box office performance would improve in 2024 to $9.0 billion and attendance in our international markets would be 397.5 million, the Company projected positive Adjusted EBITDA, but continuing negative FCF for 2024. On February 22, 2024, the Compensation Committee established the following performance goals for vesting of the PSU tranches allocated to the 2024 Tranche Year:

	Original 2024 Tranche Year Performance Goals
Metric	Threshold	Target	Maximum
Adjusted EBITDA(1)	$280,160,000	$350,200,000	$420,240,000
FCF(1)	(558,600,000)	(465,500,000)	(372,400,000)
Potential Vesting Level	50%	100%	200%
(1)	Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operating activities (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

On February 19, 2025, the Compensation Committee determined that the industry underperformance, primarily due to changes to studio movie release schedules in response to the continuing impacts of industry strikes in the prior year, had a material impact on the Company’s performance in 2024. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance goals were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved a modification to the Adjusted EBITDA performance goal applicable to equity grants allocated to the 2024 Tranche Year. The Compensation Committee did not modify the FCF performance goal applicable to equity grants allocated to the 2024 Tranche Year. The modified Adjusted EBITDA performance goal is set forth below:

	Modified 2024 Tranche Year Performance Goal
Metric	Threshold	Target	Maximum
Adjusted EBITDA(1)	$252,000,000	$315,000,000	$378,000,000
Potential Vesting Level	50%	100%	200%
(1)	Adjusted EBITDA is a non-GAAP financial measure and should not be construed as an alternative to net earnings (as determined in accordance with U.S. GAAP) as an indicator of operating performance.

Because achievement of the performance targets prior to modification was improbable and became probable after modification, in accordance with ASC 718, Compensation—Stock Compensation, additional stock compensation for the PSUs allocated to the 2024 Tranche Year was recognizable on the modification date equal to the incremental fair value. Since the modification occurred after the end of the fiscal year, the additional stock compensation for the PSUs allocated to the 2024 Tranche Years will be included in the 2025 compensation tables.

The Compensation Committee reviewed the Company’s financial results and certified achievement of $343.9 million Adjusted EBITDA and ($296.3 million) FCF (each calculated as set forth in “Reconciliation of Adjusted EBITDA and Free Cash Flow” below) for the year ended December 31, 2024. As a result, all outstanding PSU tranches allocated to the 2024 Tranche Year with an Adjusted EBITDA target vested at the 146% level and those with an FCF target vested at the 200% level. Absent the modifications approved by the Compensation Committee, the PSU tranches allocated to the 2024 Tranche Year with an Adjusted EBITDA target would have vested at the 98% level.

2023 Tranche Year Modification

On February 22, 2024, the Compensation Committee determined that the industry underperformance and prolonged strikes by the WGA and SAG-AFTRA had a material impact on the Company’s performance in 2023. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance goals were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved modifications to the performance goals applicable to equity grants allocated to the 2023 Tranche Year.

Because achievement of the performance targets prior to modification was improbable and became probable after modification, in accordance with ASC 718, Compensation—Stock Compensation, additional stock compensation for the PSUs allocated to the 2023 Tranche Year was recognizable on the modification date equal to the incremental fair value. The additional stock compensation for the PSUs allocated to the 2023 Tranche Years is included in the 2024 compensation tables that follow.

As a result of the modifications, all outstanding PSU tranches allocated to the 2023 Tranche Year with an Adjusted EBITDA target vested at the 200% level and those with an FCF target vested at the 200% level. Absent the modifications approved by the Compensation Committee, the PSU tranches allocated to the 2023 Tranche Year with an Adjusted EBITDA target vested at the 86% level and those with an FCF target would not have vested.

The table below summarizes the incremental number of shares granted to each NEO (the “2023 Tranche Year Modification”) and the corresponding value (based upon the $4.42 closing price for our Common Stock on February 22, 2024) for the 2023 Tranche Year Modification included in the Summary Compensation Table:

Executive	Shares	Value
Adam M. Aron	187,476	$828,644
Sean D. Goodman	40,888	180,725
Daniel E. Ellis	17,634	77,942
Elizabeth F. Frank	19,821	87,609
Carla C. Chavarria	14,999	66,296

COMPENSATION SETTING PROCESS

Independent Compensation Consultant

For compensation related decisions effective for 2024, the Compensation Committee retained the services of Aon as independent executive compensation consultant to advise the Compensation Committee on compensation matters related to the executive and director compensation programs. In 2024, Aon assisted the Compensation Committee with, among other things:

●	executive and director market pay analysis;
●	reviewing and making changes to the compensation peer group;
●	development of executive and director pay programs;
●	CEO pay recommendations;
●	decisions in response to the industry’s continuing recovery from the impact of the WGA and SAG-AFTRA strikes; and
●	assisting with the Compensation, Discussion and Analysis disclosures.

Aon reported to the Compensation Committee and had direct access to the chairperson and the other members of the Compensation Committee.

The Compensation Committee conducted a specific review of its relationship with Aon in 2024 and determined that Aon’s work for the Compensation Committee did not raise any conflicts of interest. Aon’s work has conformed to the independence factors and guidance provided by the Dodd-Frank Act, the SEC, and the NYSE.

During 2024, the Compensation Committee issued a request for proposals in connection with its engagement of an independent executive compensation consultant. Following the request for proposals process, which included written submissions and interviews, the Compensation Committee selected Korn Ferry as its independent executive compensation consultant to replace Aon and advise the Compensation Committee on compensation matters related to the executive and director compensation programs for 2025.

2024 Peer Group

The Company has adopted a peer group of companies as a reference group to provide a broad perspective on competitive pay levels and practices. Peer companies were selected based on industry classification, company size in terms of revenue and market capitalization, and similarity in business operations. The Compensation Committee periodically reviews and updates the peer group, as necessary, upon recommendation of its independent executive compensation consultant. Based on the foregoing selection factors, the Compensation Committee reviewed the 2023 peer group composition and made no changes for 2024.

For 2024, the Company’s peer group consisted of the following 20 companies:
AMC Networks Inc. Bloomin’ Brands, Inc. Brinker International, Inc. Carnival Corporation Cinemark Holdings Inc. Darden Restaurants, Inc Formula One Group	Hilton Worldwide Holdings, Inc. Hyatt Hotels Corporation IMAX Corporation Lions Gate Entertainment Corp Live Nation Entertainment, Inc. Marriott International, Inc. Norwegian Cruise Line Holdings, Ltd.	Roku, Inc. Royal Caribbean Cruises, Ltd. Sinclair Broadcast Group, Inc. TEGNA, Inc Warner Bros. Discovery, Inc. Wyndham Hotels & Resorts, Inc.

OTHER COMPENSATION PRACTICES

Compensation Clawback Policy

As part of the Company’s pay for performance philosophy, the Company has adopted a policy providing for recovery of erroneously awarded incentive-based compensation in the event of a restatement of the Company’s financial statements (the “Clawback Policy”). The Clawback Policy was adopted, effective as of October 2, 2023, to comply with the listing standards adopted by the New York Stock Exchange regarding compensation recovery, and the full policy is disclosed as an exhibit to our Original Report. In the event the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with financial reporting measure requirements, the Clawback Policy requires that covered executives must reimburse the Company or forfeit any excess incentive-based compensation received by such covered executive during the three completed fiscal years immediately preceding the date of the restatement.

Executive Stock Ownership Guidelines

On November 2, 2021, the Compensation Committee adopted stock ownership guidelines for our executives, as follows:

Position	Ownership Guideline
CEO	8x base salary
CFO	6x base salary
Executive Vice Presidents	4x base salary
Senior Vice Presidents	2x base salary

Each covered officer is required to achieve the applicable ownership guideline within five years after adoption of the guidelines, becoming a covered officer, being promoted into a position with a higher ownership guideline, or a reset resulting from a dramatic decline in stock price in a single year. Outstanding Common Stock, unvested RSUs and unvested PSUs at target count for measurement of ownership using a 30-day volume weighted average price for the Company’s Common Stock. Covered officers who fall below their applicable ownership guideline have a five-year cure period, after which the Compensation Committee may require that compensation otherwise payable in cash be paid in Common Stock to achieve the applicable ownership guideline. As of December 31, 2024, all NEOs were still within the five-year grace period for compliance.

Equity Award Grant Practices

We do not currently grant stock options as part of our equity-based incentive compensation program. In 2024, our NEOs and certain other employees received RSUs and PSUs. The number of RSUs and PSUs granted to each recipient is determined by dividing the individual’s award value by the average closing price for our Common Stock over the five days preceding the date of grant.

Equity awards are not granted in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates. The Compensation Committee approves annual equity-based incentive awards at approximately the same time every year, although in certain circumstances, including the appointment of a director or the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times. The timing of grants is in accordance with our yearly compensation cycle and generally occurs after the Compensation Committee meeting in February of each year. The Company has not timed the disclosure of material nonpublic information to affect the value of compensation. Any coordination between a grant and the release of information that could be expected to affect such grant’s value is precluded by the predetermined schedule. While the grant date for 2024 equity awards was in June 2024, the Compensation Committee approved NEO equity awards at its February 2024 meeting, subject to stockholder approval at the 2024 annual meeting stockholders of our 2024 EIP.

Retirement Benefits

We provide retirement benefits to the NEOs under a qualified defined contribution retirement plan. The AMC 401(k) Savings Plan is a tax-qualified retirement plan in which the NEOs participate on substantially the same terms as our other participating employees.

Non-Qualified Deferred Compensation Program

There were no Non-Qualified Deferred Compensation Programs in place during the year ended December 31, 2024.

Severance and Other Benefits Upon Termination of Employment

As described in more detail below under “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change of Control,” pursuant to their employment agreements, each of our current NEOs is entitled to severance benefits in the event of termination of employment without cause or  resignation for good reason (as defined in their respective employment agreements). In the event of a change of control, we believe that the occurrence, or potential occurrence, of a change of control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within a certain number of days following specified changes in their compensation, responsibilities or benefits following a change of control. Accordingly, we provide such protections for each of the NEOs and for other of our senior officers in their respective employment agreements. The Compensation Committee evaluates the level of severance benefits provided to our executive officers on a case-by-case basis. We consider these severance protections are set at a conservative level when compared with competitive practices.

Tax and Accounting

Prior to 2018, Section 162(m) of the Internal Revenue Code generally disallowed publicly held companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officer and the three other most highly compensated executive officers unless such compensation qualified for an exemption for certain compensation that was based on performance. Pursuant to the 2017 Tax Cuts and Jobs Act, signed into law on December 22, 2017 (the “Tax Act”), for fiscal years beginning after December 31, 2017, subject to certain transition rules, the performance-based compensation exception to the deduction limitations under Section 162(m) is no longer available. As a result, for fiscal years beginning after December 31, 2017, all compensation in excess of $1,000,000 paid to the specified executives is not deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based, and consistent with the goals of the Company and its stockholders.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer and our principal financial officer, and our three other most highly compensated executive officers for services rendered during the year ended December 31, 2024. These individuals are referred to as “NEOs.”

					Non-Equity
					Incentive
				Stock	Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Compensation(2)	Compensation(3)	Total
Adam M. Aron	2024	$1,500,000	$—	$5,444,104	$4,380,000	$29,868	$11,353,972
Chairman, Chief Executive	2023	1,500,000	—	17,908,855	6,000,000	23,106	25,431,961
Officer, President and Director	2022	1,500,000	—	16,194,055	6,000,000	22,106	23,716,161
Sean D. Goodman(4)	2024	840,385	1,000,000	1,688,437	1,241,000	17,154	4,786,976
Executive Vice President, International Operations,	2023	800,000	450,000	3,891,036	1,600,000	16,554	6,757,590
Chief Financial Officer and Treasurer	2022	800,000	450,000	3,408,536	1,600,000	15,554	6,274,090
Daniel E. Ellis	2024	619,231	—	829,030	563,875	16,612	2,208,748
Executive Vice President, Chief Operations	2023	595,000	—	1,704,558	703,885	16,012	3,019,456
and Development Officer	2022	585,385	—	1,489,373	696,150	13,569	2,784,477
Elizabeth F. Frank(5)	2024	619,231	—	838,696	555,750	16,612	2,030,289
Former Executive Vice President,	2023	595,000	25,000	1,931,449	711,620	14,704	3,277,774
Worldwide Programming and Chief Content Officer	2022	591,154	—	1,716,758	696,150	13,652	3,017,714
Carla C. Chavarria(6)	2024	535,798	—	666,837	480,835	16,204	1,699,675
Senior Vice President, Chief Human Resources Officer
(1)	As required by SEC Rules, amounts shown in this column, “Stock Awards,” present the aggregate grant or modification date fair value of RSUs, PSUs and stock awards granted or modified in each year in accordance with ASC 718, Compensation—Stock Compensation and represents the value based on the probable outcome of performance conditions. See also Note 9—Stockholders’ Deficit to our audited financial statements for the year ended December 31, 2024, included in our Original Report. These awards and modifications were made under the provisions of the equity-based incentive compensation program. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” above for information regarding the awards, modifications, and the performance criteria.

In 2024, the Company modified 2023 Tranche Year PSUs, granted 2024 RSUs and 2024 PSUs to officers, and established performance goals for the 2024 Tranche Year which were applicable to tranche I of the 2024 PSUs, tranche II of the 2023 PSUs and tranche III of the 2022 PSUs. For compensation purposes, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the fair value of PSU tranches allocated to the 2024 Tranche Year are included in the summary compensation tables. The fair value for subsequent tranches will not be determined until performance goals for such tranches are established and will be included in the summary compensation tables for such years as applicable. The incremental value resulting from the 2023 Tranche Year Modification approved in 2024 is included in 2024 compensation. See "Compensation Discussion and Analysis - 2023 Tranche Year Modification" above for additional information.

The fair value of the 2023 Tranche Year Modification and the tranches of the 2023 PSUs and 2022 PSUs allocated to the 2024 Tranche Year was based on the closing price of the Company’s Common Stock of $4.42 on the grant approval date of February 22, 2024. Because the 2024 RSUs and the 2024 PSUs allocated to the 2024 Tranche Year were granted contingent on stockholder approval of the 2024 EIP, the fair value at grant of the 2024 RSUs and the tranches of the 2024 PSUs allocated to the 2024 Tranche Year was based on the closing price of the Company’s Common Stock of $5.15 on June 5, 2024, the date that stockholders approved the 2024 EIP. Had the grants been valued using the closing price of our Common Stock on April 29, 2025, of $2.68, the resulting value would be $2,928,214, $899,513, $440,546, $446,408, and $354,628 for Mr. Aron, Mr. Goodman, Mr. Ellis, Ms. Frank, and Ms. Chavarria, respectively.

For the 2024 Tranche Year PSUs, the amount above includes the probable outcome at the time of grant. For the RSUs and the 2023 Tranche Year Modification, the target/actual value is included. The probable and maximum value of the 2024 Tranche Year PSUs at grant is detailed below:

	Probable	Maximum
Adam M. Aron
EIP—2024 PSU	$1,084,209	$2,168,418
EIP—2023 PSU	199,329	398,658
EIP—2022 PSU	79,290	158,581
Sean D. Goodman
EIP—2024 PSU	361,401	722,803
EIP—2023 PSU	45,411	90,822
EIP—2022 PSU	16,686	33,371
Daniel E. Ellis
EIP—2024 PSU	180,703	361,406
EIP—2023 PSU	20,761	41,521
EIP—2022 PSU	7,514	15,028
Elizabeth F. Frank
EIP—2024 PSU	180,703	361,406
EIP—2023 PSU	20,761	41,521
EIP—2022 PSU	7,514	15,028
Carla C. Chavarria
EIP—2024 PSU	144,561	289,121
EIP—2023 PSU	16,456	32,911
EIP—2022 PSU	5,839	11,678
(2)	See “Compensation Discussion and Analysis—Annual Incentive Program” above for a discussion of the terms of our AIP.
(3)	All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan and life insurance premiums. The following table summarizes “All Other Compensation” provided to the NEOs for the year ended December 31, 2024:

	Company Matching	Life
	Contributions to	Insurance
	401(k) Plan	Premiums	Total
Adam M. Aron	$13,800	$16,068	$29,868
Sean D. Goodman	13,800	3,354	17,154
Daniel E. Ellis	13,800	2,812	16,612
Elizabeth F. Frank	13,800	2,812	16,612
Carla C. Chavarria	13,800	2,404	16,204

(4)	Mr. Goodman received the first installment of a special cash retention bonus in 2022. the second installment in 2023 and the final installment in 2024. See “Compensation Discussion and Analysis—Retention Bonus for Mr. Goodman” above for additional information on the bonus. In addition, Mr. Goodman received a discretionary bonus of $100,000 for his contributions to the Company’s financial restructuring transactions that closed in July 2024.
(5)	Ms. Frank resigned from the Company, effective February 7, 2025.
(6)	Ms. Chavarria was not a NEO in 2022 or 2023.

Description of Employment Agreements—Salary and Bonus Amounts

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

Adam M. Aron. We entered into an employment agreement with Mr. Aron that became effective on January 4, 2016. Mr. Aron’s employment agreement includes a three-year initial term, with automatic one-year extensions each year unless the Company or Mr. Aron provides notice not to extend. The agreement provides that Mr. Aron will receive an annual base salary of no less than $995,000, and a target incentive bonus opportunity for each year will be at least 125% of his base salary under the terms of the annual incentive plan in effect for the applicable year. The Board or Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Under the agreement, each year, the Company will award Mr. Aron at least $4,000,000 of value in long-term incentive equity compensation.

Sean D. Goodman. We entered into an employment agreement with Mr. Goodman on December 2, 2019. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Goodman will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Mr. Goodman’s target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Incentive Program” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. Mr. Goodman’s employment agreement was amended on March 19, 2021, to provide for certain retention bonus payments in the amounts of $450,000, $450,000, and $900,000 on March 17 in each of 2022, 2023 and 2024, respectively, subject to Mr. Goodman’s continued employment on such dates.

Daniel E. Ellis. We entered into an employment agreement with Mr. Ellis on December 20, 2016. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ellis will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Mr. Ellis’ target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Incentive Program” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

Elizabeth F. Frank. We entered into an employment agreement with Ms. Frank on August 18, 2010. The term of the agreement was for two years, with automatic one-year extensions each year. The agreement terminated upon Ms. Frank’s resignation on February 7, 2025. The agreement provided that Ms. Frank would receive an annual base salary that was subject to annual review by the Compensation Committee and could be increased but not decreased. The employment agreement provided that Ms. Frank’s target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Incentive Program” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considered the factors discussed in the “Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

Carla C. Chavarria. We entered into an employment agreement with Ms. Chavarria on November 10, 2017. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Ms. Chavarria will receive an annual base salary that is subject to annual review by the Compensation Committee and can be increased but not decreased. The employment agreement provides that Ms. Chavarria’s target incentive bonus shall be determined by the Board (or a committee thereof). See “Executive Compensation Program Elements—Annual Incentive Program” above for information regarding the target incentive bonus under the AIP. In making its determination with respect to salary and bonus payout levels, the Compensation Committee considers the factors discussed in the “Executive Compensation Program Elements” of the Compensation Discussion and Analysis above.

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

Grants and Modifications of Plan-Based Awards

The following table summarizes plan-based awards granted to NEOs during the year ended December 31, 2024:

									All Other
									Stock Awards:
			Estimated Future Payouts			Estimated Future Payouts			Number of	Grant Date
			Under Non-Equity			Under Equity			Shares of	Fair Value of
			Incentive Plan Awards			Incentive Plan Awards			Stock or	Stock and
	Approval	Grant		Target		Threshold	Target	Maximum	Units	Option
Name	Date	Date	Threshold	100%	Maximum	(#)	(#)	(#)	(#)	Awards
Adam M. Aron
AIP—Company(1)	N/A	N/A	$1,500,000	$3,000,000	$6,000,000
EIP—2024 RSU(3)	2/22/24	6/5/24							631,579	$3,252,632
EIP—2024 PSU(4)	2/22/24	6/5/24				105,263	210,526	421,052		1,084,209
EIP—2023 PSU(5)	2/22/24	2/22/24				22,549	45,097	90,194		199,329
EIP—2022 PSU(6)	2/22/24	2/22/24				8,970	17,939	35,878		79,290
EIP – 2023 Tranche Year Modification(7)	2/22/24	2/22/24							187,476	828,644
Sean D. Goodman
AIP—Company(1)	N/A	N/A	425,000	850,000	1,700,000
EIP—2024 RSU(3)	2/22/24	6/5/24							210,527	1,084,214
EIP—2024 PSU(4)	2/22/24	6/5/24				35,088	70,175	140,350		361,401
EIP—2023 PSU(5)	2/22/24	2/22/24				5,137	10,274	20,548		45,411
EIP—2022 PSU(6)	2/22/24	2/22/24				1,888	3,775	7,550		16,686
EIP – 2023 Tranche Year Modification(7)	2/22/24	2/22/24							40,888	180,725
Daniel E. Ellis
AIP—Company(1)	N/A	N/A	162,500	325,000	650,000
AIP—Individual(2)	N/A	N/A	N/A	81,250	N/A
EIP—2024 RSU(3)	2/22/24	6/5/24							105,264	542,110
EIP—2024 PSU(4)	2/22/24	6/5/24				17,544	35,088	70,176		180,703
EIP—2023 PSU(5)	2/22/24	2/22/24				2,349	4,697	9,394		20,761
EIP—2022 PSU(6)	2/22/24	2/22/24				850	1,700	3,400		7,514
EIP – 2023 Tranche Year Modification(7)	2/22/24	2/22/24							17,634	77,942
Elizabeth F. Frank(8)
AIP—Company(1)	N/A	N/A	162,500	325,000	650,000
AIP—Individual(2)	N/A	N/A	N/A	81,250	N/A
EIP—2024 RSU(3)	2/22/24	6/5/24							105,264	542,110
EIP—2024 PSU(4)	2/22/24	6/5/24				17,544	35,088	70,176		180,703
EIP—2023 PSU(5)	2/22/24	2/22/24				2,349	4,697	9,394		20,761
EIP—2022 PSU(6)	2/22/24	2/22/24				850	1,700	3,400		7,514
EIP – 2023 Tranche Year Modification(7)	2/22/24	2/22/24							19,821	87,609
Carla C. Chavarria
AIP—Company(1)	N/A	N/A	140,595	281,190	562,380
AIP—Individual(2)	N/A	N/A	N/A	70,298	N/A
EIP—2024 RSU(3)	2/22/24	6/5/24							84,211	433,687
EIP—2024 PSU(4)	2/22/24	6/5/24				14,035	28,070	56,140		144,561
EIP—2023 PSU(5)	2/22/24	2/22/24				1,862	3,723	7,446		16,456
EIP—2022 PSU(6)	2/22/24	2/22/24				661	1,321	2,642		5,839
EIP – 2023 Tranche Year Modification(7)	2/22/24	2/22/24							14,999	66,296
(1)	Awards were made under the provisions of the AIP with a payout based upon Company financial performance during the 2024 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.
(2)	The individual component bonus of the AIP was granted subject to a review of each NEO’s individual performance and contribution to the Company’s strategic and financial goals during the 2024 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.

(3)	Amounts shown in this row represent the number and aggregate grant date fair value of 2024 RSU awards granted by the Compensation Committee, in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The grant date fair value of the 2024 RSUs was based on the per share closing price of the Company’s Common Stock on June 5, 2024 of $5.15. Although the 2024 RSU grants were approved on February 22, 2024, the award was contingent on stockholders approving the 2024 EIP, which occurred on June 5, 2024. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for information regarding the awards.
(4)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche I of the 2024 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The fair value of tranche I of the 2024 PSUs at the grant date was $5.15 based on the closing price of such securities on June 5, 2024, and represents the probable outcome at grant date of the performance goals at the target amount. Although tranche I of the 2024 PSUs were awarded on February 22, 2024 when the performance goals of the 2024 Tranche year were established, the award was contingent on stockholders approving the 2024 EIP, which occurred on June 5, 2024. The grant date and fair value for tranches II and III of the 2024 PSUs will not be determined until targets for such tranches are established in 2025 and 2026, respectively and will be included in the grants of plan-based awards tables for such years, as applicable. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(5)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche II of the 2023 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche II of the 2023 PSUs was not considered granted until the performance goals for the 2024 Tranche year were established by the Compensation Committee, which occurred on February 22, 2024. The fair value of tranche II of the 2023 PSUs at the grant date was $4.42 based on the closing price of such securities on February 22, 2024, and represents the probable outcome at grant date of the performance goals at the target amount. The grant date and fair value for tranche III of the 2023 PSUs will not be determined until targets for such tranche is established in 2025 and will be included in the grants of plan-based awards table for such year. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(6)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche III of the 2022 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche III of the 2022 PSUs was not considered granted until the performance goals for the 2024 Tranche year were established by the Compensation Committee, which occurred on February 22, 2024. The fair value of tranche III of the 2022 PSUs at the grant date was $4.42 based on the closing price of such securities on February 22, 2024, and represents the probable outcome at grant date of the performance goals at the target amount. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(7)	Amounts shown in this row represent the number and aggregate modification date incremental fair value of the 2023 Tranche Year PSUs, in accordance with accounting rules ASC 718, Compensation—Stock Compensation. On February 22, 2024, the Compensation Committee modified the 2023 Tranche Year PSUs to adjust the performance targets to reflect industry conditions. Because achievement of the performance targets prior to modification was improbable for certain PSUs and probable, but at a lower level, for other PSUs, the incremental fair value of 2023 Tranche Year PSUs at modification was based on the per share closing price of the Company’s Common Stock on February 22, 2024, of $4.42. The modified 2023 Tranche Year PSUs were not considered incentive plan awards because the attainment was determined at the same time as the modification. See “Compensation Discussion and Analysis—2023 Tranche Year Modification” for information regarding the awards, modifications, and the performance criteria.
(8)	Ms. Frank resigned from the Company effective February 7, 2025. All awards with service requirements beyond her resignation date were forfeited.

Outstanding Equity Awards as of December 31, 2024

The following table presents information regarding the outstanding equity awards held by our NEOs as of December 31, 2024:

			Stock Awards
					Equity Incentive Plan Awards:
				Market	Number of	Market or
			Number of	Value of	Unearned	Payout Value
			Shares or	Shares or	Shares,	of Shares,
			Units of	Units of	Units, or	Units, or
			Stock That	Stock That	Other Rights	Other Rights
			Have Not	Have Not	That Have	That Have
			Vested	Vested	Not Vested	Not Vested
Name	Grant Date	Award Type	(#)(1)	($)(2)	(#)(1)	($)(2)
Adam M. Aron
EIP—2022 RSU—(3)	3/2/22	RSU	17,943	71,413	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche III—(4)	3/2/22	PSU	—	—	21,528	85,681
EIP—2022 PSU—FCF—Tranche III—(5)	3/2/22	PSU	—	—	14,350	57,113
EIP—2023 RSU—(6)	2/23/23	RSU	90,195	358,976	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche II—(7)	2/23/23	PSU	—	—	54,116	215,382
EIP—2023 PSU—FCF—Tranche II—(8)	2/23/23	PSU	—	—	36,078	143,590
EIP—2024 RSU—(9)	6/5/24	RSU	631,579	2,513,684	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche I—(10)	6/5/24	PSU	—	—	252,632	1,005,475
EIP—2024 PSU—FCF—Tranche I—(11)	6/5/24	PSU	—	—	168,420	670,312
Sean D. Goodman
EIP—2022 RSU—(3)	3/2/22	RSU	3,779	15,040	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche III—(4)	3/2/22	PSU	—	—	4,530	18,029
EIP—2022 PSU—FCF—Tranche III—(5)	3/2/22	PSU	—	—	3,020	12,020
EIP—2023 RSU—(6)	2/23/23	RSU	20,546	81,773	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche II—(7)	2/23/23	PSU	—	—	12,328	49,065
EIP—2023 PSU—FCF—Tranche II—(8)	2/23/23	PSU	—	—	8,220	32,716
EIP—2024 RSU—(9)	6/5/24	RSU	210,527	837,897
EIP—2024 PSU—Adj. EBITDA—Tranche I—(10)	6/5/24	PSU	—	—	84,210	335,156
EIP—2024 PSU—FCF—Tranche I—(11)	6/5/24	PSU	—	—	56,140	223,437
Daniel E. Ellis
EIP—2022 RSU—(3)	3/2/22	RSU	1,701	6,770	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche III—(4)	3/2/22	PSU	—	—	2,040	8,119
EIP—2022 PSU—FCF—Tranche III—(5)	3/2/22	PSU	—	—	1,360	5,413
EIP—2023 RSU—(6)	2/23/23	RSU	9,394	37,388	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche II—(7)	2/23/23	PSU	—	—	5,636	22,431
EIP—2023 PSU—FCF—Tranche II—(8)	2/23/23	PSU	—	—	3,758	14,957
EIP—2024 RSU—(9)	6/5/24	RSU	105,264	418,951	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche I—(10)	6/5/24	PSU	—	—	42,106	167,582
EIP—2024 PSU—FCF—Tranche I—(11)	6/5/24	PSU	—	—	28,070	111,719
Elizabeth F. Frank
EIP—2022 RSU—(3)	3/2/22	RSU	1,701	6,770	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche III—(4)	3/2/22	PSU	—	—	2,040	8,119
EIP—2022 PSU—FCF—Tranche III—(5)	3/2/22	PSU	—	—	1,360	5,413
EIP—2023 RSU—(6)	2/23/23	RSU	9,394	37,388	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche II—(7)	2/23/23	PSU	—	—	5,636	22,431
EIP—2023 PSU—FCF—Tranche II—(8)	2/23/23	PSU	—	—	3,758	14,957
EIP—2024 RSU—(9)	6/5/24	RSU	105,264	418,951	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche I—(10)	6/5/24	PSU	—	—	42,106	167,582
EIP—2024 PSU—FCF—Tranche I—(11)	6/5/24	PSU	—	—	28,070	111,719
Charla C. Chavarria
EIP—2022 RSU—(3)	3/2/22	RSU	1,323	5,266	—	—
EIP—2022 PSU—Adj. EBITDA—Tranche III—(4)	3/2/22	PSU	—	—	1,586	6,312
EIP—2022 PSU—FCF—Tranche III—(5)	3/2/22	PSU	—	—	1,056	4,203
EIP—2023 RSU—(6)	2/23/23	RSU	7,446	29,635	—	—

EIP—2023 PSU—Adj. EBITDA—Tranche II—(7)	2/23/23	PSU	—	—	4,468	17,783
EIP—2023 PSU—FCF—Tranche II—(8)	2/23/23	PSU	—	—	2,978	11,852
EIP—2024 RSU—(9)	6/5/24	RSU	84,211	335,160	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche I—(10)	6/5/24	PSU	—	—	33,684	134,062
EIP—2024 PSU—FCF—Tranche I—(11)	6/5/24	PSU	—	—	22,456	89,375
(1)	Amount shown in this column represents the number of unvested units. Each unit will convert into one share of Common Stock immediately upon vesting. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” above.
(2)	The fair market value was calculated based on the closing price of the Company’s Common Stock on December 30, 2024, of $3.98 per share.
(3)	Amounts shown in this row represent the number of unvested and year-end market value of the 2022 RSU award. This award vested on January 2, 2025.
(4)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the 2022 PSU award with an Adjusted EBITDA performance goal. The 2022 PSU awards were originally granted on March 2, 2022, with performance goals established for tranche III on February 22, 2024. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche III, certified performance attainment and approved vesting at 146% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.
(5)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the 2022 PSU award with an FCF performance goal. The 2022 PSU awards were originally granted on March 2, 2022, with performance goals established for tranche III on February 22, 2024. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.
(6)	Amounts shown in this row represent the number of unvested and year-end market value of the 2023 RSU award. One half of this amount vested on January 2, 2025, and the remainder will vest on January 2, 2026, subject to continued employment.
(7)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the 2023 PSU award with an Adjusted EBITDA performance goal. The 2023 PSU awards were originally granted on February 23, 2023, with performance goals established for tranche II on February 22, 2024. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Performance goals for tranche III of the 2023 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche II, certified performance attainment and approved vesting at 146% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.
(8)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the 2023 PSU award with an FCF performance goal. The 2023 PSU awards were originally granted on February 23, 2023, with performance goals established for tranche II on February 22, 2024. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Performance goals for tranche III of the 2023 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.
(9)	Amounts shown in this row represent the number of unvested and year-end market value of the 2024 RSU award. One-third of this amount vested on January 2, 2025, and an additional one-third will vest on each of January 2, 2026 and January 4, 2027, subject to continued employment.

(10)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the 2024 PSU award with an Adjusted EBITDA performance goal. The 2024 PSU awards were approved on February 22, 2024, with performance goals established for tranche I on the same date. 2024 PSUs were granted on June 5, 2024 after stockholders approved the 2024 EIP. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Performance goals for tranches II and III of the 2024 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche I, certified performance attainment and approved vesting at 146% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.
(11)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the 2024 PSU award with an FCF performance goal. The 2024 PSU awards were awarded on February 22, 2024, with performance goals established for tranche I on the same date. 2024 PSUs were granted on June 5, 2024 after stockholders approved the 2024 EIP. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2024, and ending on December 31, 2024. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2024. Performance goals for tranches II and III of the 2024 PSUs have not been set and amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 200% of target for tranche I, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2025.

Option Exercises and Stock Vested

There were no options issued by the Company or exercised during the year ended December 31, 2024. The following table sets forth information on the vesting of the RSUs and PSUs for each NEO during the year ended December 31, 2024.

	Number of	Value
	Shares Acquired	Realized on
Name	on Vesting (#)(1)	Vesting ($)
Adam M. Aron
EIP—RSU(2)	126,328	$771,864
EIP—PSU(3)	252,666	1,116,784
Sean D. Goodman
EIP—RSU(2)	27,553	168,349
EIP—PSU(3)	55,108	243,577
Daniel E. Ellis
EIP—RSU(2)	11,880	72,587
EIP—PSU(3)	23,768	105,055
Elizabeth F. Frank
EIP—RSU(2)	13,358	81,617
EIP—PSU(3)	26,716	118,085
Carla C. Chavarria
EIP—RSU(2)	10,107	61,754
EIP—PSU(3)	20,220	89,372
(1)	The amount in this column reflects the number of shares underlying RSUs and PSUs that vested during the year ended December 31, 2024.
(2)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $6.11 on January 2, 2024 (the vesting date) by the number of shares acquired on vesting of RSUs. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.
(3)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $4.42 on February 22, 2024 (the vesting date) by the number of shares acquired on vesting of PSUs based upon attainment of performance targets (as modified). Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

Potential Payments Upon Termination or Change of Control

The following table describes potential payments and other benefits that would have been received or receivable by each NEO or his or her estate under the officer’s employment agreement or related plans and agreements if employment had been terminated under various circumstances on December 31, 2024. Ms. Frank is excluded from the table, as she voluntarily terminated her employment with the Company on February 7, 2025 and did not receive such payments or other benefits.

	Termination		Termination	Termination
	Following a		With Good	Without
	Change of	Death or	Reason by	Cause by
Name	Control	Disability	Employee	Company	Retirement
Adam M Aron
Base Salary	$2,250,000	$—	$2,250,000	$2,250,000	$—
AIP	9,000,000	—	9,000,000	9,000,000	—
Unvested Equity Awards	6,000,000	—	6,000,000	6,000,000	—
Total	17,250,000	—	17,250,000	17,250,000	—
Sean D. Goodman
Base Salary	850,000	—	850,000	850,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	1,869,406	—	—	—	—
Total	2,719,406	—	850,000	850,000	—
Daniel E. Ellis
Base Salary	625,000	—	625,000	625,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	926,214	—	—	—	—
Total	1,551,214	—	625,000	625,000	—
Carla C. Chavarria
Base Salary	1,081,500	—	1,081,500	1,081,500	—
AIP	—	—	—	—	—
Unvested Equity Awards	740,105	—	—	—	—
Total	1,821,605	—	1,081,500	1,081,500	—

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

Ms. Chavarria is entitled to receive cash severance payments equal to two years of her base salary in the event of termination by the Company without “Cause” or by Ms. Chavarria for “Good Reason” (as such term is defined below and in her employment agreement).

Per Mr. Aron’s, Mr. Goodman’s, Mr. Ellis’ and Ms. Chavarria’s employment agreements, Cause shall mean, as reasonably determined by the Board based on information that one or more of the following has occurred, the executive has; (i) committed a felony or similar crime; (ii) engaged in acts of fraud, dishonesty, gross negligence or other misconduct; (iii) willfully failed to perform her duties under the agreement; or (iv) breached any provision, materially breached any contract or breached any material written Company policy. Good Reason shall mean a termination of the executive’s employment by means of resignation by the executive after the occurrence of any one of the following conditions; (i) a material diminution in the executive’s rate of base salary; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material change in the geographic location of the executive’s principal office with the Company; or (iv) a material breach of the employment agreement by the Company.

Acceleration of RSU and PSU Awards. Unvested RSU and PSU awards do not vest upon a termination by the Company, or due to death, disability, or retirement. Under the EIP, upon a Change in Control of the Company, the Compensation Committee can, in its discretion, determine to accelerate the vesting of outstanding awards. The Compensation Committee has adopted a policy (and authorized incorporation of such policy into the employment agreements of the current NEOs) to provide for automatic acceleration of unvested equity awards upon a Change in Control. For PSUs, such accelerated vesting shall occur at the higher of target or actual attainment at the time of the Change in Control event. The table above shows the value (based on the market price of the Company’s Common Stock at year-end) of any unvested equity awards at target, and the cash value of certain payments guaranteed to Mr. Aron.

Change in Control is generally defined as (1) any person becoming the owner of more than 35% of the combined voting power of outstanding securities of the Company, (2) election or appointment to the Board of the lesser of (i) three directors or (ii) 35% of the then current Board who (x) are not nominees approved by at least a majority of the Board or (y) are appointed or elected in connection with an actual or threatened proxy contest, or (3) a merger, consolidation, or the disposition of substantially all of the assets of the Company, subject to exceptions.

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

For the year ended December 31, 2024:

●	The median of the annual total compensation of all employees of the Company (other than our CEO) was $11,659.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A, was $11,353,972.
●	Based on this information, for 2024 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 974 to 1.

Following are the methodology and material assumptions we applied to identify the median of the annual total compensation of all employees, as well as to determine the annual total compensation of the “median employee”:

●	We selected December 31, 2024, the last day of our fiscal year, as the date upon which to identify the median employee.
●	We prepared a list of all active employees as of December 31, 2024, resulting in a list of approximately 33,382 employees in 10 countries with approximately 23,764 employees based in the U.S. and 9,618 based internationally. No countries were omitted from our determination process.
●	We determined to use total earnings for the twelve months ended December 31, 2024, as our compensation measure. Total earnings include regular pay and additional pay elements such as overtime and tips. We used this measurement as this pay data was readily available in all our locations and representative of our compensation structure.
●	We did not make any cost-of-living adjustment in identifying the median employee and we annualized the compensation of all permanent employees included in the sample who were hired in 2024 but did not work for the entire year.
●	We determined the median amount of compensation from the compiled list and the related employee was selected as our median employee. Our median employee is a part-time theatre-level film crew employee in the U.S.
●	For the median employee, we combined all elements of the respective employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and consistent with the determination of the total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A.

DIRECTOR COMPENSATION

The following section presents information regarding the compensation paid during the year ended December 31, 2024, to members of our Board who were not employees of the Company (“Non-Employee Directors”). Employee members of our Board do not receive any compensation from the Company for service as a director. We reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

Non-Employee Director Compensation

In order to attract and retain qualified Non-Employee Directors, the Company amended and restated its Non-Employee Director Compensation Program on October 27, 2022, pursuant to which Non-Employee Directors were compensated for their service to the Company in 2024. Each non-employee director is eligible for the following annual compensation for services as a Board member:

●	an annual cash retainer of $150,000;
●	an annual stock award with a calculation value of $105,000, subject to a one-year holding requirement;
●	an annual cash retainer of $50,000 for the Lead Independent Director; and
●	an annual cash retainer for non-employee directors who serve on a committee as follows:

Committee	Chairperson	Member
Audit	$35,000	$17,500
Compensation	25,000	15,000
Nominating and Corporate Governance	20,000	10,000

Cash retainers are paid in quarterly installments and are pro-rated for partial years of service.

Stock awards are made pursuant to the Company’s equity incentive plan, are fully vested at the date of grant, and are issued on the later of (i) the date annual grants are made to senior management and (ii) the date the director is elected to the Board. For 2024, stock awards for non-employee directors other than Ms. Jain and Mr. Glover were approved on February 22, 2024, subject to stockholder approval of the 2024 EIP. Stock awards are pro-rated for the director’s first partial year of service, but not for the last partial year of service. The stock awards for Ms. Jain and Mr. Glover were approved on March 1, 2024 and September 12, 2024, respectively, when each was elected to the Board. Ms. Jain’s stock award was subject to stockholder approval of the 2024 EIP. Directors may elect to receive all or a portion of their cash retainer in stock. Stock awards must be retained until the earlier to occur of the first anniversary of the grant date or the director’s departure from the Board.

Unless otherwise specified by the Board, the number of shares awarded to each non-employee director is determined by dividing the value of the award by the average closing price of the stock for the five trading days prior to the date of the stock award. For stock awards subject to stockholder approval of the 2024 EIP, the number of shares was determined based on the average closing price for the five trading days prior to the date the award was approved. Stockholders approved the 2024 EIP on June 5, 2024 and a Form S-8 registration statement was filed with the SEC on June 7, 2024 for the shares authorized for issuance pursuant to the 2024 EIP. The grant date for the stock awards that were subject to stockholder approval of the 2024 EIP was June 10, 2024, the first business day after the Form S-8 was filed with the SEC. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility the reflected compensation may ultimately be higher or lower than that targeted by the Board. For the 2024 stock awards, the Common Stock price used to calculate the shares awarded was $4.75, $4.60 and $4.92 for stock awards approved on February 22, March 1 and September 12, 2024, respectively, and the Common Stock price used to calculate the compensation included in the table was $ $4.71 and $4.90 for stock awards with grant dates of June 10 and September 12, 2024, respectively.

The Compensation Committee, in consultation with its independent executive compensation consultant, annually reviews the Non-Employee Director Compensation Program and recommends updates, if any, to the full Board for approval.

Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors during the year ended December 31, 2024.

	Fees Earned or	Stock
Name	Paid in Cash(1)	Awards(2)	Total
Denise M. Clark	$187,500	$104,119	$291,619
Marcus Glover	50,523	31,693	82,216
Sonia Jain	159,890	89,848	249,738
Howard W. “Hawk” Koch, Jr.	175,000	104,119	279,119
Philip Lader	252,500	104,119	356,619
Gary F. Locke	175,000	104,119	279,119
Kathleen M. Pawlus	220,000	104,119	324,119
Keri S. Putnam	177,500	104,119	281,619
Anthony J. Saich	212,500	104,119	316,619
Adam J. Sussman	175,000	104,119	279,119
(1)	Includes the annual cash retainer for services as (a) a board member, (b) the Lead Independent Director, and (c) a chairperson or member of a committee.
(2)	Represents the aggregate grant date fair values, as computed in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 718, Compensation—Stock Compensation, calculated based upon the closing price of the Common Stock on the grant dates June 10, 2024 and September 12, 2024, of $4.71 and $4.90 per share, respectively. Mr. Glover received his pro-rated annual stock award on September 12, 2024 when he was elected to the Board. All other non-employee directors received their annual stock award on June 10, 2024. Ms. Jain’s annual stock award was pro-rated based on her election to the Board on March 1, 2024. As discussed above, the number of shares of Common Stock granted was calculated using a price of $4.75, $4.60 and $4.92 for the June 10, 2024 and September 12, 2024 grants, (representing a five-day average closing price prior to the date the stock awards were approved on February 22, March 1 and September 12, 2024, respectively) resulting in the variance between the award calculation value and the ultimate compensation value included in the table.

RECONCILIATION OF ADJUSTED EBITDA AND FREE CASH FLOW

Reconciliation of Adjusted EBITDA (1):	Year Ended
(dollars in millions)	December 31,
(unaudited)	2024
Net loss	$(352.6)
Plus:
Income tax provision	2.1
Interest expense	443.7
Depreciation and amortization	319.5
Impairment of long-lived assets (2)	72.3
Certain operating expense (3)	5.4
Equity in earnings of non-consolidated entities (4)	(12.4)
Attributable EBITDA (5)	1.9
Investment income (6)	(16.3)
Other income (7)	(141.8)
Merger, acquisition, and other costs (8)	0.1
Stock-based compensation expense (9)	22.0
Adjusted EBITDA (1)	$343.9
(1)	We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. These further adjustments are itemized above. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA is a non-U.S. GAAP financial measures commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value. The preceding definition of and adjustments made to GAAP measures to determine Adjusted EBITDA are broadly consistent with how Adjusted EBITDA is defined in our debt indentures.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;
●	excludes income tax payments that represent a reduction in cash available to us; and
●	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.
(2)	During the year ended December 31, 2024, we recorded non-cash impairment charges related to our long-lived assets of $51.9 million on 39 theatres in the U.S. markets with 469 screens which were related to property, net and operating lease right-of-use assets, net and $20.4 million on 23 theatres in the International markets with 188 screens which were related to property, net and operating lease right-of-use assets, net.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.

(4)	Equity in earnings of non-consolidated entities during the year ended December 31, 2024 primarily consisted of equity in earnings from AC JV of $10.0 million.
(5)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

Reconciliation of Attributable EBITDA	Year Ended
(dollars in millions)	December 31,
(unaudited)	2024
Equity in (earnings) of non-consolidated entities	$(12.4)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(11.5)
Equity in earnings of International theatre joint ventures	0.9
Investment income	(0.4)
Interest expense	0.1
Depreciation and amortization	1.3
Attributable EBITDA	$1.9
(6)	Investment income during the year ended December 31, 2024 includes interest income of $(19.2) million, partially offset by a decline in the estimated fair value of our investment in common shares of Hycroft Mining Holding Corporation (“Hycroft”) of $0.4 million and a decline in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $2.5 million.
(7)	Other income during the year ended December 31, 2024 primarily consisted of a decrease in the fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(75.8) million, shareholder litigation recoveries of $(40.2) million, net gains on debt extinguishment of $(38.9) million, and a vendor dispute of $(36.2) million, partially offset by term loan modification third party fees of $42.3 million and foreign currency transaction losses of $7.0 million.
(8)	Merger, acquisition, and other costs are excluded as they are non-operating in nature.
(9)	Non-cash or non-recurring expense included in general and administrative: other.

Reconciliation of Free Cash Flow (1)	Year Ended
(dollars in millions)	December 31,
(unaudited)	2024
Net cash used in operating activities	$(50.8)
Plus: total capital expenditures	(245.5)
Free cash flow (1)	$(296.3)
Reconciliation of Capital Expenditures:
Capital expenditures
Growth capital expenditures (2)	$76.8
Maintenance capital expenditures (3)	163.8
Change in construction payables (4)	4.9
Total capital expenditures	$245.5
(1)	“Free Cash Flow” is used herein solely as a performance measure for our EIP. See “Compensation, Discussion and Analysis-Equity-Based Compensation Program”. The term Free Cash Flow may differ from similar measures reported by other companies.
(2)	Growth capital expenditures are investments that enhance the guest experience and grow revenues and profits and include initiatives such as theatre remodels, acquisitions, newly built theatres, premium large formats, enhanced food and beverage offerings and service models and technology that enable efficiencies and additional revenue opportunities.
(3)	Maintenance capital expenditures are amounts required to keep our existing theatres in compliance with regulatory requirements and in a sustainable good operating condition, including expenditures for repair of HVAC, sight and sound systems, compliance with ADA requirements and technology upgrades of existing systems.

(4)	Change in construction payables are changes in amounts accrued for capital expenditures that fluctuate significantly from period to period based on the timing of actual payment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information regarding beneficial ownership of our Common Stock outstanding as of April 28, 2025, with respect to:

●	each person or group of affiliated persons known by us to own beneficially more than 5% of the outstanding shares of Common Stock, together with their addresses;
●	each of our directors, director nominees and our Named Executive Officers (“NEOs”); and
●	all directors and executive officers as a group.

The address for each of our directors, director nominees and NEOs is c/o AMC Entertainment Holdings, Inc., One AMC Way, 11500 Ash Street, Leawood, Kansas 66211. Each person has sole voting and dispositive power over shares held by them, except as described below.

	Common Stock
Name	Number	%
5% Beneficial Owners
The Vanguard Group (1)	30,514,755	7.04
Blackrock, Inc.(2)	25,921,107	5.98
The Goldman Sachs Group, Inc. (3)	24,420,283	5.64
Directors, Director Nominees and Named Executive Officers:
Adam M. Aron	975,310	*
Sean D. Goodman	194,820	*
Daniel E. Ellis	96,441	*
Elizabeth F. Frank (4)	—	—
Carla C. Chavarria	108,922	*
Denise M. Clark	59,304	*
Marcus Glover	40,676	*
Sonia Jain	53,284	*
Howard W. “Hawk” Koch., Jr.	60,494	*
Philip Lader	92,544	*
Gary F. Locke	64,039	*
Kathleen M. Pawlus	64,039	*
Keri S. Putnam	59,304	*
Anthony J. Saich	64,039	*
Adam J. Sussman	64,039	*
All directors and executive officers as a group (19 persons) (5)	2,194,713	*
*	Less than 1%
(1)	Based on a Schedule 13G/A filed July 10, 2024, by The Vanguard Group. In such filing The Vanguard Group lists its address as 100 Vanguard Blvd., Malvern, PA 19355. The Schedule 13G/A indicates sole voting power over 0 shares, sole dispositive power over 30,006,989 shares, shared voting power over 184,831 shares, and shared dispositive power over 507,766 shares.
(2)	Based on a Schedule 13G filed November 8, 2024, by Blackrock, Inc. In such filing The Blackrock, Inc. lists its address as 50 Hudson Yards, New York, NY 10001. The Schedule 13G indicates sole voting power over 25,353,887 shares, sole dispositive power over 25,921,107 shares, shared voting power over 0 shares, and shared dispositive power over 0 shares.
(3)	Based on a Schedule 13G filed February 12, 2025, by The Goldman Sachs Group, Inc. In such filing The Goldman Sachs Group, Inc. lists its address as 200 West Street, New York, NY 10282. The Schedule 13G indicates sole voting power and sole dispositive power over 0 shares, and shared voting power and shared dispositive power over 24,420,283 shares.

(4)	Ms. Frank resigned from the Company effective February 7, 2025. Common Stock ownership is based on Ms. Franks’ Form 144 filing on February 28, 2025.
(5)	Includes 197,458 shares of Common Stock beneficially held by executive officers not named in the table.

Equity Compensation Plan Information

The following table summarizes the 2013 EIP and 2024 EIP as of December 31, 2024. The 2013 EIP expired by its terms on December 17, 2023, and no further grants can be made under the 2023 EIP. However, shares subject to awards outstanding at the time of expiration can continue to vest and be issued according to the terms of the award agreements. Stockholders approved the 2024 EIP at the 2024 annual meeting of stockholders.

	(a) Total Number of		(b) Weighted-average		(c) Number of Securities
	Securities to be		Exercise Price of		Remaining Available for
	Issued Upon Exercise		Outstanding		Future Issuance Under
	of Outstanding		Options,		Equity Compensation Plans
	Options, Warrants		Warrants and		(Excluding Securities
Plan Category	and Rights		Rights($)		Reflected in Column (a))
Equity compensation plans approved by security holders—AMC	7,748,373	(1)	—	(2)	17,829,331	(3)
Equity compensation plans not approved by security holders	—		—		—
(1)	Represents the number of shares of Common Stock underlying outstanding time-vesting RSUs and performance-vesting PSUs. PSUs are reflected at the maximum level of potential vesting and include approved awards allocated to future tranche years for which performance targets have not been established. Amounts represent the gross amount of shares prior to tax withholding upon vesting, which will reduce the number of shares actually issued.
(2)	Outstanding RSUs and PSUs have no exercise price.
(3)	Represents the number of shares of Common Stock available for future grants under the 2024 EIP after deducting the shares included in column (a). Amounts represent the gross amount of shares prior to tax withholding upon vesting, which will reduce the number of shares actually issued.

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

This policy is administered by the Audit Committee. As appropriate for the circumstances, the Audit Committee will review and consider relevant facts and circumstances in determining whether to approve or ratify such transaction. Our policy includes certain factors that the Audit Committee takes into consideration when determining whether to approve a related person transaction as follows:

●	the position within or relationship of the related person with the Company;
●	the materiality of the transaction to the related person and the Company, including the dollar value of the transaction, without regard to profit or loss;
●	the business purpose for and reasonableness of the transaction (including the anticipated profit or loss from the transaction), taken in the context of the alternatives available to the Company for attaining the purposes of the transaction;
●	whether the transaction is comparable to a transaction that could be available on an arms-length basis or is on terms that the Company offers generally to persons who are not related persons;

●	whether the transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of business; and
●	the effect of the transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls and procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

Related Person Transactions

Since January 1, 2024, there have been no related person transactions.

Director Independence

Currently, ten of our directors are independent: Ms. Clark, Mr. Glover, Ms. Jain, Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Ms. Putnam, Dr. Saich, and Mr. Sussman, as determined by our Board in accordance with NYSE rules. The remaining member of the Board, Mr. Aron, is not independent under the NYSE rules or within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).

Our Board determined that Ms. Clark, Mr. Glover, Ms. Jain, Mr. Lader, Ms. Pawlus, Ms. Putnam, and Dr. Saich, all of whom served on the Audit Committee during 2024, are independent in accordance with NYSE rules and within the meaning of the Exchange Act for purposes of serving on our Audit Committee. The Compensation Committee is composed of six directors: Mr. Koch, Mr. Lader, Mr. Locke, Ms. Pawlus, Dr. Saich, and Mr. Sussman, all of whom are independent in accordance with NYSE rules. The Nominating and Corporate Governance Committee is composed of five directors: Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman, all of whom are independent in accordance with NYSE rules.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees that the Company was billed for the audit and other services provided by EY for the years ended December 31, 2024, and 2023. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of EY and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company’s independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

	Year Ended	Year Ended
	December 31,	December 31,
Type of Fee	2024	2023
Audit Fees(1)	$4,378,614	$4,343,532
Audit-Related Fees(2)	691,550	495,329
Tax Fees(3)	418,333	402,053
Total	5,488,497	5,240,914
(1)	Audit Fees include the audit of our annual financial statements and our internal control over financial reporting, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2024, and December 31, 2023.
(2)	Audit-Related Fees includes assurance and related services by EY that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees include professional services rendered by EY for U.S. and international tax return preparation and tax compliance.

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

The Audit Committee pre-approved all services provided by EY for 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Part IV (Item 15) of the Original Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 on Form 10-K/A.

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

Date: April 30, 2025