Form 10-Q
period 2025-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2025-05-07
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

March 31,
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of May 6, 2025
Class A common stock	433,143,561

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In millions, except share and per share amounts)	March 31, 2025	March 31, 2024

	(unaudited)
Revenues
Admissions	$473.5	$530.5
Food and beverage	283.4	321.2
Other theatre	105.6	99.7
Total revenues	862.5	951.4
Operating costs and expenses
Film exhibition costs	204.8	239.3
Food and beverage costs	57.2	63.0
Operating expense, excluding depreciation and amortization below	393.2	393.8
Rent	218.1	224.5
General and administrative:
Merger, acquisition and other costs	3.0	(0.1)
Other, excluding depreciation and amortization below	56.0	57.7
Depreciation and amortization	76.1	81.6
Operating costs and expenses	1,008.4	1,059.8
Operating loss	(145.9)	(108.4)
Other expense, net:
Other income	(58.8)	(42.8)
Interest expense:
Corporate borrowings	109.0	91.0
Finance lease obligations	1.2	0.9
Non-cash NCM exhibitor services agreement	8.9	9.3
Investment income	(5.7)	(5.1)
Total other expense, net	54.6	53.3
Loss before income taxes	(200.5)	(161.7)
Income tax provision	1.6	1.8
Net loss	$(202.1)	$(163.5)
Net loss per share:
Basic and diluted	$(0.47)	$(0.62)
Weighted average shares outstanding:
Basic and diluted (in thousands)	430,973	263,411

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024

	(unaudited)
Net loss	$(202.1)	$(163.5)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	52.7	(35.8)
Pension adjustments:
Net gain arising during the period	—	0.4
Other comprehensive income (loss)	52.7	(35.4)
Total comprehensive loss	$(149.4)	$(198.9)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$378.7	$632.3
Restricted cash	49.0	48.5
Receivables, net	92.6	168.1
Other current assets	114.3	98.3
Total current assets	634.6	947.2
Property, net	1,415.6	1,442.3
Operating lease right-of-use assets, net	3,295.1	3,220.1
Intangible assets, net	145.6	144.3
Goodwill	2,362.2	2,301.1
Other long-term assets	199.9	192.5
Total assets	$8,053.0	$8,247.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$232.9	$378.3
Accrued expenses and other liabilities	266.4	340.6
Deferred revenues and income	412.0	432.4
Current maturities of corporate borrowings	62.8	64.2
Current maturities of finance lease liabilities	4.6	4.4
Current maturities of operating lease liabilities	532.4	524.9
Total current liabilities	1,511.1	1,744.8
Corporate borrowings	3,975.4	4,010.9
Finance lease liabilities	45.4	44.9
Operating lease liabilities	3,682.2	3,627.6
Exhibitor services agreement	458.0	464.0
Deferred tax liability, net	35.0	33.9
Other long-term liabilities	83.7	81.9
Total liabilities	9,790.8	10,008.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 433,143,561 shares issued and outstanding as of March 31, 2025; 550,000,000 authorized; 414,417,797 shares issued and outstanding as of December 31, 2024)	4.3	4.1
Additional paid-in capital	6,886.1	6,714.2
Accumulated other comprehensive loss	(79.3)	(132.0)
Accumulated deficit	(8,548.9)	(8,346.8)
Total stockholders' deficit	(1,737.8)	(1,760.5)
Total liabilities and stockholders’ deficit	$8,053.0	$8,247.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024

Cash flows from operating activities:	(unaudited)
Net loss	$(202.1)	$(163.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76.1	81.6
Gain on extinguishment of debt	—	(5.8)
Gain on derivative liability	(45.1)	—
Deferred income taxes	0.9	0.5
Unrealized loss (gain) on investments in Hycroft	(2.8)	1.0
Amortization of net discount (premium) on corporate borrowings to interest expense	4.2	(11.2)
Amortization of deferred financing costs to interest expense	1.9	2.5
PIK interest expense	8.6	—
Non-cash portion of stock-based compensation	5.7	4.3
Equity in earnings from non-consolidated entities, net of distributions	0.1	(2.4)
Lease incentives	4.2	4.6
Deferred rent	(26.8)	(28.1)
Net periodic benefit cost	0.3	0.7
Change in assets and liabilities:
Receivables	73.9	58.8
Other assets	(14.4)	(23.7)
Accounts payable	(134.4)	(48.1)
Accrued expenses and other liabilities	(109.5)	(62.5)
Other, net	(10.8)	3.0
Net cash used in operating activities	(370.0)	(188.3)
Cash flows from investing activities:
Capital expenditures	(47.0)	(50.5)
Other, net	0.1	0.5
Net cash used in investing activities	(46.9)	(50.0)
Cash flows from financing activities:
Net proceeds (disbursements) from equity issuances	169.6	(0.5)
Scheduled principal payments under Term Loan borrowings	(5.0)	(5.0)
Principal payments under finance lease obligations	(0.8)	(1.2)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—
Cash used to pay deferred financing costs	(0.1)	(0.1)
Taxes paid for restricted unit withholdings	(4.4)	(2.2)
Net cash provided by (used in) financing activities	158.0	(9.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5.8	(3.4)
Net decrease in cash and cash equivalents and restricted cash	(253.1)	(250.7)
Cash and cash equivalents and restricted cash at beginning of period	680.8	911.4
Cash and cash equivalents and restricted cash at end of period	$427.7	$660.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92.9	$77.8
Income taxes paid, net	$0.9	$0.2
Schedule of non-cash activities:
Construction payables at period end	$28.5	$23.8
Other third-party equity issuance costs payable	$—	$0.1
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$—	$19.9

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“Multi-Cinema”) and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates, or has interests in theatres located in the United States and Europe. The condensed consolidated financial statements include the accounts of Holdings and all subsidiaries and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

The accompanying condensed consolidated balance sheet as of December 31, 2024, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows from operating activities and long-term profitability, the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 40% for the three months ended March 31, 2025, compared to the three months ended March 31, 2019. Until such time as the Company is able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 6—Corporate Borrowings and

Finance Lease Liabilities for a summary of debt transactions that occurred during the three months ended March 31, 2025 and March 31, 2024, respectively. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”), see Note 7—Stockholders’ Deficit for further information on these sales.

Cash and Cash Equivalents. As of March 31, 2025, cash and cash equivalents for the U.S. markets and International markets were $302.5 million and $76.2 million, respectively, and as of December 31, 2024, cash and cash equivalents were $513.0 million and $119.3 million, respectively.

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

	As of
(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$378.7	$632.3
Restricted cash	49.0	48.5
Total cash and cash equivalents and restricted cash in the statement of cash flows	$427.7	$680.8

As of March 31, 2025, restricted cash for the U.S. markets and International markets were $19.8 million and $29.2 million, respectively. As of December 31, 2024, restricted cash for the U.S. markets and International markets were $20.7 and $27.8 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2024	$(133.3)	$1.3	$(132.0)
Other comprehensive income	52.7	—	52.7
Balance March 31, 2025	$(80.6)	$1.3	$(79.3)

Accumulated Depreciation and Amortization. Accumulated depreciation related to property was $3,351.8 million and $3,288.1 million as of March 31, 2025, and December 31, 2024, respectively. Accumulated amortization of intangible assets was $8.3 million and $8.2 million as of March 31, 2025, and December 31, 2024, respectively.

Other Income. The following table sets forth the components of other income:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Foreign currency transaction (gains) losses	$(13.0)	$3.2
Governmental assistance - International markets	(0.2)	—
Non-operating components of net periodic benefit cost	0.3	0.7
Gain on extinguishment - Second Lien Notes due 2026	—	(5.8)
Derivative liability fair value decrease for embedded conversion feature in the Exchangeable Notes due 2030	(45.1)	—
Equity in earnings of non-consolidated entities	(0.8)	(3.7)
Vendor dispute settlement	—	(36.2)
Other settlement proceeds	—	(1.0)
Total other income	$(58.8)	$(42.8)

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended
		March 31,	March 31,
(In millions)	Consolidated Statements of Operations	2025	2024
Operating lease cost
Theatre properties	Rent	$190.2	$197.7
Theatre properties	Operating expense	1.2	0.2
Equipment	Operating expense	9.7	6.7
Office and other	General and administrative: other	1.3	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.7	0.5
Interest expense on lease liabilities	Interest expense	0.8	0.9
Variable operating and finance lease cost
Theatre properties	Rent	27.9	26.8
Theatre properties	Interest expense	0.4	—
Equipment	Operating expense	9.4	13.4
Total lease cost		$241.6	$247.5

Cash flow and supplemental information is presented below:

	Three Months Ended
	March 31,	March 31,
(In millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(0.8)	$(0.9)
Operating cash flows used in operating leases	(220.4)	(234.4)
Financing cash flows used in finance leases	(0.8)	(1.2)

Lease incentives:
Operating cashflows provided by operating leases	4.2	4.6
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	142.3	32.8
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2025:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	8.1	10.8%
Finance leases	12.8	6.4%

Minimum annual payments and the net present value thereof as of March 31, 2025, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Nine months ending December 31, 2025	$699.9	$5.8
2026	902.8	7.8
2027	837.5	7.7
2028	750.4	7.7
2029	646.5	7.6
2030	549.7	6.9
Thereafter	1,875.0	32.3
Total lease payments	6,261.8	75.8
Less imputed interest	(2,047.2)	(25.8)
Total operating and finance lease liabilities, respectively	$4,214.6	$50.0

As of March 31, 2025, the Company had signed additional operating lease agreements for three theatres that have not yet commenced. The leases have terms ranging from 10 to 15 years and total lease payments of approximately $26.0 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Major revenue types
Admissions	$473.5	$530.5
Food and beverage	283.4	321.2
Other theatre:
Screen advertising	30.6	30.3
Other	75.0	69.4
Other theatre	105.6	99.7
Total revenues	$862.5	$951.4

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Timing of revenue recognition
Products and services transferred at a point in time	$759.3	$858.5
Products and services transferred over time (1)	103.2	92.9
Total revenues	$862.5	$951.4
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of March 31, 2025, and December 31, 2024:

(In millions)	March 31, 2025	December 31, 2024
Current assets
Receivables related to contracts with customers	$33.5	$86.0
Miscellaneous receivables	59.1	82.1
Receivables, net	$92.6	$168.1

(In millions)	March 31, 2025	December 31, 2024
Current liabilities
Deferred revenues related to contracts with customers	$405.5	$425.6
Miscellaneous deferred income	6.5	6.8
Deferred revenues and income	$412.0	$432.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2024	$425.6
Cash received in advance (1)	86.5
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	4.8
Food and beverage (2)	8.6
Other theatre (2)	(0.3)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(78.5)
Food and beverage (3)	(18.1)
Other theatre (4)	(25.6)
Foreign currency translation adjustment	2.5
Balance March 31, 2025	$405.5

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of rewards redeemed that are attributed to gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2024	$464.0
Reclassification of the beginning balance to other theatre revenue, as the result of performance obligations satisfied	(6.0)
Balance March 31, 2025	$458.0
(1)	Represents the carrying amount of the National CineMedia, LLC (“NCM”) common units that were previously received under the annual Common Unit Adjustment (“CUA”) and subsequent adjustments related to the NCM bankruptcy. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042, which will change how the deferred revenue is amortized in future periods.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of March 31, 2025 was $302.1 million. The deferred revenues will be recognized as revenues once the gift cards and exchange tickets are redeemed. In the case of non-redeemed gift card and exchange tickets, the deferred revenues will be recognized in other theatre revenues in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months. In the International markets, certain gift card and exchange tickets are subject to expiration dates, which may trigger further adjustments to non-redemption revenue in other theatre revenues.

Loyalty Programs. As of March 31, 2025, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $81.0 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the three months ended March 31, 2025:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,517.0	$(1,012.4)	$504.6	$4,589.6	$(2,288.5)	$2,301.1
Currency translation adjustment	—	—	—	93.9	(32.8)	61.1	93.9	(32.8)	61.1
Balance March 31, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,610.9	$(1,045.2)	$565.7	$4,683.5	$(2,321.3)	$2,362.2

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of March 31, 2025 include interests in Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Limited (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS of 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, CAPA Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer, Aktiebolaget Svensk Filmindustri & Co (“Vasteras”) of 50.0%. Through its various investments the Company has interests in four U.S. theatres and 61 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	March 31, 2025	December 31, 2024
Due from DCM for on-screen advertising revenue	$1.4	$3.9
Loan receivable from DCM	0.7	0.6
Due to AC JV for Fathom Events programming	(2.4)	(1.5)
Loan receivable from Vasteras	0.9	0.8
Due from Capa for on-screen advertising revenue	0.1	1.4
Due to Vasteras	(0.6)	(0.6)
Due to U.S. theatre partnerships	(0.6)	(0.7)

		Three Months Ended
(In millions)	Consolidated Statements of Operations	March 31, 2025	March 31, 2024
DCM screen advertising revenues	Other revenues	$4.0	$3.3
DCDC content delivery services	Operating expense	0.3	0.3
Film rent — AC JV	Film exhibition costs	3.5	7.2
Screenvision screen advertising revenues	Other revenues	1.1	1.3

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

The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $(2.8) million and $1.0 million, during the three months ended March 31, 2025 and March 31, 2024, respectively. See Note 9—Fair Value Measurements for further information.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	March 31, 2025	December 31, 2024
Secured Debt:
Credit Agreement-Term Loans due 2029 (11.322% as of March 31, 2025 and 11.356% as of December 31, 2024)	$2,009.2	$2,014.2
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	427.6	427.6
Subordinated Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	131.2	131.2
5.75% Senior Subordinated Notes due 2025	42.8	44.1
5.875% Senior Subordinated Notes due 2026	41.9	41.9
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,128.2	$4,134.5
Finance lease liabilities	50.0	49.3
Paid-in-kind interest for 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	10.1	1.5
Deferred financing costs	(45.4)	(47.2)
Net discount (1)	(167.2)	(171.3)
Derivative liability - Conversion Option	112.5	157.6
Total carrying value of corporate borrowings and finance lease liabilities	$4,088.2	$4,124.4
Less:
Current maturities of corporate borrowings	(62.8)	(64.2)
Current maturities of finance lease liabilities	(4.6)	(4.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,020.8	$4,055.8

(1)	The following table provides details of the net discount of corporate borrowings:

	March 31,	December 31,
(In millions)	2025	2024
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$9.1	$10.9
12.75% Odeon Senior Secured Notes due 2027	(19.5)	(20.9)
Credit Agreement-Term Loans due 2029	(40.7)	(43.4)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(116.1)	(117.9)
Net discount	$(167.2)	$(171.3)

The following table provides the principal payments required and maturities of corporate borrowing as of March 31, 2025:

Principal
Amount of
Corporate
(In millions)	Borrowings
Nine months ended December 31, 2025	$57.8
2026	193.0
2027	545.1
2028	19.5
2029	2,885.2
2030	427.6
Total	$4,128.2

Debt Repurchases and Exchanges

During the three months ended March 31, 2025, the Company executed a cash for debt transaction.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased/Exchanged	Cost	Extinguishment	Paid/Exchanged
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the three months ended March 31, 2025 was $1.3 million.

During the three months ended March 31, 2024, the Company executed a debt for equity exchange transaction. This transaction was treated as an early extinguishment of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchange.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Repurchased	Exchanged	Cost	Extinguishment	Paid
Second Lien Notes due 2026	$17.5	2,541,250	$14.1	$5.8	$0.1

The total carrying value of the debt extinguished in the above transactions during the three months ended March 31, 2024 was $19.9 million.

Exchangeable Notes

Carrying value (in millions) as of March 31, 2025:

	Carrying Value		Carrying Value
	as of	(Increase) Decrease to	as of
(In millions)	December 31, 2024	Net Earnings (Loss)	March 31, 2025
Principal balance	$427.6	$—	$427.6
Discount	(117.9)	1.8	(116.1)
Debt issuance costs	(23.3)	0.4	(22.9)
Accrued paid-in-kind interest	1.5	8.6	10.1
Derivative liability	157.6	(45.1)	112.5
Carrying value	$445.5	$(34.3)	$411.2

The Exchangeable Notes have an effective interest rate of 15.12%.

At any time prior to the close of business on the second Trading Day (as defined in the Exchangeable Notes Indenture (the “Exchangeable Notes Indenture”)) immediately preceding the final maturity date of the Exchangeable Notes (as defined herein), each holder of the Exchangeable Notes shall have the right, at its option, to surrender for exchange all or a portion of its Exchangeable Notes at the Exchange Rate (as defined in the Exchangeable Notes Indenture) for Common Stock. The Exchange Rate is initially set at 176.6379 shares of the Common Stock per $1,000 principal amount of Exchangeable Notes exchanged, which reflects a price of $5.66 per share Common Stock (“Exchange Price”), which price is equal to 113% of the closing price per share of the Common Stock on July 19, 2024. The Exchange Rate is subject to customary adjustments and anti-dilution protections (as provided in the Exchangeable Notes Indenture).

At any time prior to the close of business on the second Trading Day immediately preceding the final maturity date of the Exchangeable Notes, Muvico will also have the right, at its election, to redeem all (but not less than all) of the outstanding Exchangeable Notes at a price equal to the aggregate principal amount of the Exchangeable Notes, plus accrued and unpaid interest thereon to, but excluding, the date of such redemption if the Daily VWAP (as defined in the Exchangeable Notes Indenture) per share of Common Stock exceeds 140% of the Exchange Price for fifteen consecutive Trading Days ending on (and including) the Trading Day immediately before the date on which Muvico sends a notice to holders calling such Exchangeable Notes for redemption (a “Soft Call Notice”). Any such Soft Call Notice will provide that the applicable redemption of the Exchangeable Notes will occur on a business day of Muvico’s choosing, not more than ten and not less than five business days after the date of the Soft Call Notice. Notwithstanding the foregoing, holders of Exchangeable Notes will be entitled within two business days of such Soft Call Notice to submit their Exchangeable Notes for exchange under the terms of the Exchangeable Notes Indenture.

In the event that holders of Exchangeable Notes voluntarily elect to exchange their Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “Exchange Adjustment Consideration”) equal to (i) prior to the third anniversary of the Issue Date, 18.0% of the aggregate principal amount of the Exchangeable Notes being exchanged; (ii) on or after the third anniversary and prior to the fourth anniversary of the Issue Date, 12.0% of the aggregate principal amount of the Exchangeable Notes being exchanged; and (iii) on or after the fourth anniversary of the Issue Date and prior to the fifth anniversary, 6.0% of the aggregate principal amount of the Exchangeable Notes being exchanged. Muvico, at its option, will be entitled to pay the Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 140% of the Exchange Price), subject to restrictions under the New Credit Agreement, cash in twelve equal installments over the twelve-month period following the applicable exchange or a combination thereof.

The Company analyzed the conversion option and Exchange Adjustment Consideration as one single conversion option (the “Conversion Option”). The Company bifurcated the Conversion Option from the principal balance of the Exchangeable Notes as a derivative liability. The Company bifurcated the Conversion Option as: (i) the economic characteristics of a conversion option embedded in a debt instrument are not clearly and closely related to the economic characteristics and risks of a debt host contract, as stated in ASC 815-15-25-51; (ii) the host debt instrument is not remeasured at fair value but rather, the Exchangeable Notes are measured at amortized cost; and (iii) the Conversion Option does not qualify for derivative scope exception under ASC 815-10-15-74(a). The Conversion Option also includes a make-whole adjustment, the Exchange Adjustment Consideration. The Exchange Adjustment Consideration (i.e., make-

whole payment) does not meet the criteria for indexation under ASC 815-40-15-7C because the design of the feature does not meet the time-value scope exception and as a result is accounted for as a derivative. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 9–Fair Value Measurements for a discussion of the valuation methodologies. The principal balance exceeded the if-converted value of the Exchangeable Notes (including the Exchange Adjustment Consideration paid in shares) by approximately $183.0 million as of March 31, 2025 based on the closing price per share of the Company’s Common Stock of $2.87 per share.

NOTE 7—STOCKHOLDERS’ DEFICIT

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

The Company was entitled to a prepayment (a “Prepayment”), calculated on a Component basis for each Forward, in an amount equal to the product of (i) the number of shares sold by the Forward Seller during the Initial Hedging Period for such Forward, (ii) the Forward Floor Price and (iii) the relevant prepayment percentage agreed for such Forward.

Each Forward was subject to a subsequent valuation period (the “Valuation Period”) that starts to run shortly after the outside date to the Initial Hedging Period agreed between the Company and the Forward Counterparty and ends on the final settlement date (the “Final Settlement Date”), subject to any acceleration of the scheduled maturity date of all or portion(s) of such Forward at the election of the Forward Counterparty. This Valuation Period determines the final settlement of the Forward Counterparty’s purchase price through a true-up payment from the Forward Counterparty to the Company if the total amount due under any such Forward exceeds the Prepayment (the “True-Up Payment”).

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

In January 2025, the Company was paid $108.7 million for the Prepayments in respect of the Forwards. The Company reduced the subscription receivable which resulted in an increase in total additional paid in capital. The Valuation Period ended on March 17, 2025 with no True-Up Payment owed to the Company.

Additionally, during the three months ended March 31, 2025, the Company issued shares through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market” offering during the three months ended March 31, 2025:

(In millions)	March 31, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

As of January 15, 2025, all 50.0 million shares subject to the Sales and Registration Agreement had been sold.

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

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended
	March 31,	March 31,
(In millions)	2025	2024
Special awards expense	$1.0	$2.1
Board of director stock award expense	1.3	—
Restricted stock unit expense	2.6	2.1
Performance stock unit expense	0.8	0.1
Total stock-based compensation expense	$5.7	$4.3

As of March 31, 2025, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $25.7 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.2 years.

Special Awards

On February 19, 2025, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) approved modification of the performance goals applicable to all 2024 Tranche Year PSU awards. This was accounted for as a modification to the 2024 Tranche Year PSU awards which lowered the Adjusted EBITDA performance target such that 146% vesting was achieved. This modification resulted in the immediate additional vesting of 270,093 2024 Tranche Year PSUs (4,181 cash settled units and 265,912 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the three months ended March 31, 2025, the Company recognized $1.0 million of stock compensation expense related to these awards.

On February 22, 2024, the Compensation Committee approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 2023 Tranche Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the three months ended March 31, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

Awards Granted

On February 19, 2025, the Compensation Committee granted awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2024 EIP. Each RSU or PSU is convertible into one share of Common Stock upon vesting. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date. The 2025 awards allow participants to continue to vest in their RSUs and PSUs in the ordinary course upon achieving certain conditions for retirement. As such, the end of the requisite service period for certain participants has been determined as the later of the award vesting date or the date the participant achieves the retirement conditions.

The awards generally had the following features:

●	Board of Directors Stock Awards: The Company granted 370,586 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.3 million.
●	Restricted Stock Unit Awards: The Company granted 3,109,351 RSUs to certain members of management with a grant date fair value of $11.1 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: A total of 3,650,970 PSUs were awarded (“2025 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between three performance targets: the Adjusted EBITDA performance target, the free cash flow performance target and various strategic initiatives. The Adjusted EBITDA and free cash flow based 2025 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. The strategic initiative based 2025 PSU awards will vest if three to seven one-year strategic initiatives are achieved by the end of the 2025 Tranche Year and/or if four to ten two-year strategic initiatives are achieved by the end of the 2026 Tranche Year, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets are met at 100%, the 2025 PSU awards will vest at 3,650,970 units in the aggregate. No Adjusted EBITDA or free cash flow based PSUs will vest for each Tranche Year if the Company does not achieve at least 80% of the Tranche Year’s applicable performance targets. No one-

year strategic initiatives will vest if the Company does not achieve three of the initiatives by the end of the 2025 Tranche Year. No two-year strategic initiatives will vest if the Company does not achieve four of the initiatives by the end of the 2026 Tranche Year.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, in accordance with ASC 718, Compensation – Stock compensation, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached.

The equity classified 2025 PSU award grant date fair value for the 2025 Tranche Year award of 1,216,944 units was approximately $4.3 million, the equity classified 2025 PSU award grant date fair value for the 2026 Tranche Year award of 108,323 units was $0.4 million, the equity classified 2024 PSU award grant date fair value for the 2025 Tranche Year award of 774,203 units was $2.8 million, and the equity classified 2023 PSU award grant date fair value for the 2025 Tranche Year award of 105,099 units was $0.4 million, measured using performance targets at 100%.

Liability Classified Awards

Certain PSUs are expected to be settled in cash and accordingly have been classified as liabilities within accrued expenses and other liabilities in the condensed consolidated balance sheets. The liability classified 2023 PSU awards for the 2025 Tranche Year were granted when the annual performance targets were set. The vesting requirements and vesting periods are identical to the equity classified awards described above. The Company recognizes expense related to these awards based on the fair value of the Common Stock shares, giving effect to the portion of services rendered during the requisite services period.

As of March 31, 2025, there were 25,588 nonvested underlying Common Stock RSUs and PSUs (measured at 100% attainment levels for both the Adjusted EBITDA and free cash flow targets) related to awards classified as liabilities.

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the three months ended March 31, 2025:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs	Fair Value
Nonvested at January 1, 2025	3,876,114	$7.92
Granted (1)	5,313,920	3.57
Granted - Special Award	265,912	3.57
Vested	(1,161,440)	8.33
Vested - Special Award	(140,982)	3.57
Forfeited	(322,900)	5.83
Cancelled (2)	(1,052,237)	8.62
Cancelled - Special Award (2)	(124,930)	3.57
Nonvested at March 31, 2025	6,653,457	4.37
Tranche Years 2026 and 2027 awarded under the 2025 PSU award and Tranche Year 2026 awarded under the 2024 PSU award with grant date fair values to be determined in year 2026 and 2027, respectively	3,000,921
Total nonvested at March 31, 2025	9,654,378
(1)	The number of PSU shares granted under the Tranche Year 2025 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target, 100% for the free cash flow target, and 100% for the strategic initiatives.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $4.4 million during the three months ended March 31, 2025.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025

				Accumulated
	Class A Voting		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Share issuances	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)
(1)	Includes 370,586 Common Stock shares awarded to the Board of Directors, and 1,302,422 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
(1)	Vested Common Stock RSUs and PSUs.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the three months ended March 31, 2025, due to the lingering effects of the COVID-19 pandemic and labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the three months ended March 31, 2025, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the three months ended March 31, 2025, was (0.8)%. The Company’s consolidated tax rate for the three months ended March 31, 2025, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2025:

		Fair Value Measurements at March 31, 2025 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$1.2	$—	$—	$1.2
Marketable equity securities:
Investment in Hycroft	7.7	7.7	—	—
Total assets at fair value	$8.9	$7.7	$—	$1.2

Corporate Borrowings:
Derivative liability	$112.5	$—	$—	$112.5
Total liabilities at fair value	$112.5	$—	$—	$112.5

Derivative liability valuation. On July 22, 2024, the Company issued Exchangeable Notes with conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation, see Note 6—Corporate Borrowings and Finance Lease Liabilities for further information. The derivative features have been valued using a binomial lattice approach. The binomial lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the Exchangeable Notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other income in the condensed consolidated statements of operations.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$62.8	$—	$62.8	$—
Corporate borrowings (excluding derivative liability above)	3,862.9	—	3,661.2	—

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

NOTE 10—SEGMENT REPORTING

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

The measure of segment profit and loss the Company’s chief operating decision maker uses to evaluate performance and allocate resources is Adjusted EBITDA. The Company defines Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of the Company’s ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. During 2024, the Company changed the definition of Adjusted EBITDA to no longer further adjust for “cash distributions from non-consolidated entities” and “other non-cash rent benefit.” All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The Company does not report asset information by segment because that information is not used to evaluate the performance of or allocate resources between segments.

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	March 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$617.0	$245.5	$862.5
Less:
Film exhibition costs	151.2	53.6	204.8
Food and beverage costs	41.0	16.2	57.2
Operating expense, excluding depreciation and amortization (2)	287.1	103.3	390.4
Rent	162.6	55.5	218.1
General and administrative expense - other, excluding depreciation and amortization (3)	32.2	18.1	50.3
Other segment items (4)	0.3	(0.6)	(0.3)
Adjusted EBITDA	$(57.4)	$(0.6)	$(58.0)

	Three Months Ended
	March 31, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$689.1	$262.3	$951.4
Less:
Film exhibition costs	177.1	62.2	239.3
Food and beverage costs	45.0	18.0	63.0
Operating expense, excluding depreciation and amortization (2)	286.7	106.6	393.3
Rent	165.7	58.8	224.5
General and administrative expense - other, excluding depreciation and amortization (3)	34.4	19.0	53.4
Other segment items (4)	0.4	(1.3)	(0.9)
Adjusted EBITDA	$(20.2)	$(1.0)	$(21.2)

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses as further defined in the reconciliation of net loss to Adjusted EBITDA below.

(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, net periodic cost (benefit), and attributable EBITDA from international theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	March 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$58.8	$17.3	$76.1
Income tax provision	0.9	0.7	1.6
Other income	(44.7)	(13.3)	(58.0)
Other significant noncash items:
Stock-based compensation expense	5.5	0.2	5.7
Equity in earnings of non-consolidated entities	(0.7)	(0.1)	(0.8)
Capital expenditures	31.8	15.2	47.0

	Three Months Ended
	March 31, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$63.5	$18.1	$81.6
Income tax provision	0.6	1.2	1.8
Other income	(5.4)	(33.7)	(39.1)
Other significant noncash items:
Stock-based compensation expense	4.2	0.1	4.3
Equity in earnings of non-consolidated entities	(3.5)	(0.2)	(3.7)
Capital expenditures	31.7	18.8	50.5

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Net loss	$(202.1)	$(163.5)
Plus:
Income tax provision (1)	1.6	1.8
Interest expense	119.1	101.2
Depreciation and amortization	76.1	81.6
Certain operating expense (2)	2.8	0.5
Equity in earnings of non-consolidated entities (3)	(0.8)	(3.7)
Attributable EBITDA (4)	0.4	0.6
Investment income (5)	(5.7)	(5.1)
Other income (6)	(58.1)	(38.8)
Merger, acquisition and other costs (7)	3.0	(0.1)
Stock-based compensation expense (8)	5.7	4.3
Adjusted EBITDA	$(58.0)	$(21.2)
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.

(3)	Equity in earnings of non-consolidated entities during the three months ended March 31, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million. Equity in earnings of non-consolidated entities during the three months ended March 31, 2024 primarily consisted of equity in earnings from AC JV of $(3.3) million.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in earnings of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Equity in (earnings) of non-consolidated entities	$(0.8)	$(3.7)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(0.8)	(3.5)
Equity in earnings of International theatre joint ventures	—	0.2
Investment expense	—	0.1
Depreciation and amortization	0.4	0.3
Attributable EBITDA	$0.4	$0.6

(5)	Investment income during the three months ended March 31, 2025 includes interest income of $(2.9) million, increases in the estimated fair value of the Company’s investment in common shares of Hycroft of $(2.4) million, and increases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $(0.4) million. Investment income during the three months ended March 31, 2024 included interest income of $(6.1) million, partially offset by a decline in the estimated fair value of the Company’s investment in common shares of Hycroft of $0.5 million and a decline in the estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $0.5 million.
(6)	Other income during the three months ended March 31, 2025 includes a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(45.1) million and foreign currency transaction gains of $(13.0) million. Other income during the three months ended March 31, 2024 included a vendor dispute settlement of $(36.2) million and gains on debt extinguishment of $(5.8) million, partially offset by foreign currency transaction losses of $3.2 million.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
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

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, captioned Allegheny County Employees’ Retirement System v. AMC Entertainment Holdings, Inc., et al., C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Allegheny Action”), and Munoz v. Adam M. Aron, et al., C.A. No. 2023-0216-MTZ (Del. Ch.) (the “Munoz Action”) and which were subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Allegheny Action asserted a claim for breach of fiduciary duty against certain of the Company’s directors at the time and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of the AMC Preferred Equity Units, the transactions between the Company and Antara that the Company announced on December 22, 2022, and certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock (together, the “Charter Amendments”). The Munoz Action, which was filed by stockholders who had previously made demands to inspect certain of the Company’s books and records pursuant to 8 Del. C. § 220, asserted a claim for breach of fiduciary duty against the Company’s directors at the time and former director Lee Wittlinger, arising out of the same conduct challenged in the Allegheny Action. The Allegheny Action sought a declaration that the issuance of the AMC Preferred Equity Units violated 8 Del. C. § 242(b), an order that holders of the Company’s Common Stock be provided with a separate vote from the holders of the AMC Preferred Equity Units on the Charter Amendments or that the AMC Preferred Equity Units be enjoined from voting on the Charter Amendments, and an award of money damages. The Munoz Action sought to enjoin the AMC Preferred Equity Units from voting on the Charter Amendments.

On April 2, 2023, the parties entered into a binding settlement term sheet to settle the Shareholder Litigation. Pursuant to the term sheet, the Company agreed, following and subject to AMC’s completion of the Conversion and Reverse Stock Split, to make a non-cash settlement payment to record holders of Common Stock immediately prior to the Conversion (and after giving effect to the Reverse Stock Split) of one share of Common Stock for every 7.5 shares of Common Stock owned by such record holders (the “Settlement Payment”). The Company’s obligation to make the Settlement Payment was contingent on the Company effecting the Charter Amendments.

On August 11, 2023, the court approved the settlement of the Shareholder Litigation. On August 14, 2023, the Company filed the amendment to its Third Amended and Restated Certificate of Incorporation, effective as of August 24, 2023, which was previously approved by the Company’s stockholders at the special meeting held on March 14, 2023 to implement the Charter Amendments. The Reverse Stock Split occurred on August 24, 2023, the conversion of AMC Preferred Equity Units into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the court’s decision approving the settlement. On May 22, 2024, the Delaware Supreme Court affirmed the court’s decision approving the settlement of the Shareholder Litigation. On August 20, 2024, the purported stockholder who appealed to the Delaware Supreme Court filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on October 7, 2024.

On August 14, 2023, a putative class action on behalf of holders of AMC Preferred Equity Units, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserted claims for a declaratory judgment, injunctive relief, and breach of contract, and alleged that the Settlement Payment in the Shareholder Litigation violated the Certificate of Designations that governed the AMC Preferred Equity Units prior to the conversion of the AMC Preferred Equity Units into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint. On October 2, 2024, the court granted the Company’s motion to dismiss, and dismissed the amended complaint with prejudice. On October 30, 2024, the plaintiff filed a notice of appeal in the Delaware Supreme Court. On April 30, 2025, the Delaware Supreme Court heard argument on the appeal and took the matter under advisement.

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

The primary insurer in the Coverage Action has paid its full $5.0 million limit. The Company has reached confidential settlement agreements with all but one insurer in the Coverage Action.

The remaining insurer contested whether it owed coverage for the Settlement Payment, claiming it does not constitute a “Loss” under its insurance policy. On February 28, 2025, the court denied a motion for summary judgment by the remaining insurer in the Coverage Action. Additionally, the court partially granted the Company’s motion for summary judgment, ruling that the Settlement Payment constituted a covered loss, but that genuine issues of material fact existed for trial regarding whether AMC complied with the consent provisions of the Policies in connection with the Settlement Payment (the “Consent Defense”). Subsequently, pursuant to a joint stipulated order entered by the court on March 9, 2025, the remaining insurer withdrew its Consent Defense (but preserved its Loss Defense for appeal) and on April 9, 2025, the court entered a final judgment in favor of the Company.

On September 17, 2024, an action captioned A Holdings – B LLC, et al. v. GLAS Trust Company LLC, Index No. 654878/2024 (the “Noteholder Action”), was filed in the Supreme Court of the State of New York. The Noteholder Action was filed by an ad hoc group of holders of the Company’s Existing First Lien Notes asserting claims for breach of contract and seeking a declaratory judgment against the Company and GLAS Trust Company LLC (“GLAS”), the trustee under the indenture for the Company’s Second Lien Notes (as defined herein), in connection with the Refinancing Transactions announced by AMC on July 22, 2024. Plaintiffs allege that GLAS and the Company breached the first lien/second lien intercreditor agreement dated July 31, 2020 (the “Intercreditor Agreement”) by improperly transferring collateral that secured the Existing First Lien Notes free of such liens and eliminating the Existing First Lien Notes’ priority in certain other collateral in connection with the Refinancing Transactions. An unfavorable outcome, in which it is determined that the Company breached, as claimed, the Intercreditor Agreement, would permit noteholders to claim an event of default occurred under the indenture governing the Existing First Lien Notes and, subject to any conditions in the indenture, permit noteholders to accelerate the Existing First Lien Notes, which could in turn result in the acceleration of the Company’s other outstanding debt. Such an event would thereby have a material adverse effect on our business, financial condition and results of operations and on the market prices of our securities, including our Common Stock. We intend to vigorously defend against any claims made in the Noteholder Action. On November 20, 2024, the Company filed a motion to dismiss the complaint, which is fully briefed and scheduled for oral argument on June 26, 2025.

NOTE 12—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon conversion of the Exchangeable Notes, if dilutive. Diluted loss per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Exchangeable Notes.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Numerator:
Net loss for basic and diluted loss per share	$(202.1)	$(163.5)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	430,973	263,411
Basic and diluted loss per common share	$(0.47)	$(0.62)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Unvested RSUs of 4,560,303 for the three months ended March 31, 2025 were not included in the computation of diluted loss per share because the RSUs would be anti-dilutive. Unvested RSUs of 271,738 for the three months ended March 31, 2024 were not included in the computation of diluted loss per share because the RSUs would be anti-

dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted loss per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,093,154 at certain performance targets for the three months ended March 31, 2025 were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 149,080 at certain performance targets for the three months ended March 31, 2024 were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company has excluded approximately 85.2 million shares issuable upon conversion of the Exchangeable Notes and related Exchange Adjustment Consideration from the computation of diluted loss per share for the three months ended March 31, 2025 because the issuable shares would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENTS

NCM Bankruptcy. On April 11, 2023, National CineMedia, LLC (“NCM”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. The Chapter 11 plan of reorganization became effective on August 7, 2023 (the “Plan”). The Company appealed certain terms of the Plan and rulings of the bankruptcy court with the United States District Court for the Southern District of Texas, which affirmed the rulings of the bankruptcy court, and subsequently with the United States Court of Appeals for the Fifth Circuit. On April 17, 2025, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. In order to achieve net positive cash flows from operating activities, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Class A common stock (“Common Stock”) and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the Refinancing Transactions (as defined below), including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes (the “Exchangeable Notes”), (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows from operating activities to overcome liquidity concerns or may be insufficient to do so if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues and (iii) the impact on the market price of our Common Stock and our capital structure of litigation resulting from the Refinancing Transactions or the claims of default or any additional litigation that has arisen or may arise in connection with the Refinancing Transactions, including the Noteholder Action (as defined herein). See Note 11—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for a description of the litigation;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and the financial burden imposed by tariffs on motion picture production;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;

●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the Tax Cuts and Jobs Act of 2017;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;

●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see “Item 1A. Risk Factors” of this Form 10-Q, “Item 1. Business” in our Annual Report on Form 10–K for the year ended December 31, 2024, and our other public filings.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of March 31, 2025, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of March 31, 2025, we owned, operated or had interests in 865 theatres and 9,725 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, in-house), XL screens, SCREENX, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of March 31, 2025 and March 31, 2024:

	U.S. Markets		International Markets		Consolidated
	As of March 31,		As of March 31,		As of March 31,
Format	2025	2024	2025	2024	2025	2024
Number of theatres:
IMAX®	182	183	35	33	217	216
Dolby Cinema™ theatres	167	162	7	7	174	169
In-house PLF	59	60	79	76	138	136
Dine-in	48	49	3	3	51	52
Premium seating	364	362	85	82	449	444
XL screens	—	—	58	—	58	—
SCREENX	—	—	6	6	6	6
Number of screens:
IMAX®	183	184	35	33	218	217
Dolby Cinema™ theatres	167	162	7	7	174	169
In-house PLF	59	60	82	79	141	139
Dine-in	666	675	13	13	679	688
Premium seating	3,614	3,589	604	554	4,218	4,143
XL screens	—	—	65	—	65	—
SCREENX	—	—	6	6	6	6

In March 2025, we entered into an agreement with CJ 4DPLEX to open 40 4DX and an additional 25 SCREENX locations worldwide. The majority of the premium screens will be deployed in U.S. markets. The first auditoriums with SCREENX and 4DX screens are expected to open in 2025 with the full roll out expected to be completed by 2027.

We also entered into agreements with Dolby Laboratories, Inc and IMAX Corporation to expand and upgrade our offerings in those premium formats. We expect to open an additional 40 Dolby Cinema at AMC locations in the U.S. by the end of 2027 and twelve new IMAX locations by the end of 2033. Additionally, we plan to upgrade an additional 68 IMAX locations to IMAX with Laser.

Loyalty Programs and Other Marketing

On January 1, 2025, we introduced a new AMC Stubs tier—AMC Stubs® Premiere GO! (“Premiere GO!”). Premiere GO! membership is earned by existing Insider (as defined below) members by visiting a certain number of times or earning a certain number of points within a calendar year. Premiere GO! allows members to earn additional points and other exclusive benefits.

As of March 31, 2025, we had a combined total of approximately 36 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”), Premiere GO!, and AMC Stubs Insider™ (“Insider”) programs, combined. During the three months ended March 31, 2025, our AMC Stubs® members represented approximately 50.5% of AMC U.S. markets attendance.

We currently have approximately 19 million members in our various International loyalty programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of March 31, 2025, approximately 1.8 million shares of our Common Stock were directly registered with our transfer agent by 14,693 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Events—For the Three Months Ended March 31, 2025

Share Issuances. During the three months ended March 31, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock. The Valuation Period ended on March 17, 2025 with no True-Up Payment owed to the Company.

Additionally, during the three months ended March 31, 2025, we issued shares through an “at-the-market offering”. The below table summarizes the activity of the “at-the-market” offering during the three months ended March 31, 2025:

(In millions)	March 31, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

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

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Repurchased	Exchanged	Cost	Extinguishment	Paid
Second Lien Notes due 2026	$17.5	2,541,250	$14.1	$5.8	$0.1

Vendor Dispute. On January 26, 2024, we executed an agreement to collect $37.5 million as resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income during the three months ended March 31, 2024. The relationship with the vendor has been restored and remains in good standing.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024	% Change
Revenues
Admissions	$473.5	$530.5	(10.7)%
Food and beverage	283.4	321.2	(11.8)%
Other theatre	105.6	99.7	5.9%
Total revenues	862.5	951.4	(9.3)%
Operating Costs and Expenses
Film exhibition costs	204.8	239.3	(14.4)%
Food and beverage costs	57.2	63.0	(9.2)%
Operating expense, excluding depreciation and amortization below	393.2	393.8	(0.2)%
Rent	218.1	224.5	(2.9)%
General and administrative:
Merger, acquisition and other costs	3.0	(0.1)	* %
Other, excluding depreciation and amortization below	56.0	57.7	(2.9)%
Depreciation and amortization	76.1	81.6	(6.7)%
Operating costs and expenses	1,008.4	1,059.8	(4.8)%
Operating loss	(145.9)	(108.4)	34.6%
Other expense, net:
Other income	(58.8)	(42.8)	37.4%
Interest expense:
Corporate borrowings	109.0	91.0	19.8%
Finance lease obligations	1.2	0.9	33.3%
Non-cash NCM exhibitor service agreement	8.9	9.3	(4.3)%
Investment income	(5.7)	(5.1)	11.8%
Total other expense, net	54.6	53.3	2.4%
Loss before income taxes	(200.5)	(161.7)	24.0%
Income tax provision	1.6	1.8	(11.1)%
Net loss	$(202.1)	$(163.5)	23.6%

*     Percentage change in excess of 100%

	Three Months Ended
Operating Data:	March 31, 2025	March 31, 2024
Screen acquisitions	—	1
Screen dispositions	80	45
Construction openings (closures), net	7	(10)
Average screens (1)	9,430	9,703
Number of screens operated	9,725	10,005
Number of theatres operated	865	895
Screens per theatre	11.2	11.2
Attendance (in thousands) (1)	41,903	46,631
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2025	2024	2025	2024	2025	2024
Revenues
Admissions	$331.1	$371.6	$142.4	$158.9	$473.5	$530.5
Food and beverage	217.2	246.3	66.2	74.9	283.4	321.2
Other theatre	68.7	71.2	36.9	28.5	105.6	99.7
Total revenues	617.0	689.1	245.5	262.3	862.5	951.4
Operating Costs and Expenses
Film exhibition costs	151.2	177.1	53.6	62.2	204.8	239.3
Food and beverage costs	41.0	45.0	16.2	18.0	57.2	63.0
Operating expense, excluding depreciation and amortization below	288.4	286.8	104.8	107.0	393.2	393.8
Rent	162.6	165.7	55.5	58.8	218.1	224.5
General and administrative expense:
Merger, acquisition and other costs	3.0	(0.1)	—	—	3.0	(0.1)
Other, excluding depreciation and amortization below	37.7	38.6	18.3	19.1	56.0	57.7
Depreciation and amortization	58.8	63.5	17.3	18.1	76.1	81.6
Operating costs and expenses	742.7	776.6	265.7	283.2	1,008.4	1,059.8
Operating loss	(125.7)	(87.5)	(20.2)	(20.9)	(145.9)	(108.4)
Other expense (income), net:
Other income	(45.4)	(8.9)	(13.4)	(33.9)	(58.8)	(42.8)
Interest expense:
Corporate borrowings	93.8	76.2	15.2	14.8	109.0	91.0
Finance lease obligations	—	—	1.2	0.9	1.2	0.9
Non-cash NCM exhibitor service agreement	8.9	9.3	—	—	8.9	9.3
Investment income	(5.5)	(4.5)	(0.2)	(0.6)	(5.7)	(5.1)
Total other expense (income), net	51.8	72.1	2.8	(18.8)	54.6	53.3
Loss before income taxes	(177.5)	(159.6)	(23.0)	(2.1)	(200.5)	(161.7)
Income tax provision	0.9	0.6	0.7	1.2	1.6	1.8
Net loss	$(178.4)	$(160.2)	$(23.7)	$(3.3)	$(202.1)	$(163.5)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024
Segment Operating Data:
Screen acquisitions	—	—	—	1	—	1
Screen dispositions	45	43	35	2	80	45
Construction openings (closures), net	(5)	(1)	12	(9)	7	(10)
Average screens (1)	7,103	7,287	2,327	2,416	9,430	9,703
Number of screens operated	7,135	7,325	2,590	2,680	9,725	10,005
Number of theatres operated	540	558	325	337	865	895
Screens per theatre	13.2	13.1	8.0	8.0	11.2	11.2
Attendance (in thousands) (1)	26,907	30,490	14,996	16,141	41,903	46,631
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three months ended March 31, 2025 and March 31, 2024, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended March 31, 2025, Compared to the Three Months ended March 31, 2024

Consolidated Results of Operations

Revenues. Total revenues decreased $88.9 million, or 9.3%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Admissions revenues decreased $57.0 million, or 10.7%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in attendance of 10.1% from 46.6 million patrons to 41.9 million patrons and a 0.7% decrease in average ticket price. Attendance decreased due to the popularity of film product compared to the prior year. The decrease in average ticket price was primarily due to decreases in foreign currency translation rates.

Food and beverage revenues decreased $37.8 million, or 11.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in attendance and a decrease in food and beverage per patron of 1.9% from $6.89 to $6.76 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $5.9 million, or 5.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increases in income from expirations of package tickets and income from gift cards in our International markets, partially offset by decreases in ticket fees due to the decrease in attendance, decreases in gift card and package ticket income in U.S. markets and decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $51.4 million, or 4.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Film exhibition costs decreased $34.5 million, or 14.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in admissions revenues and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 43.3% for the three months ended March 31, 2025, compared to 45.1% for the three months ended March 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs decreased $5.8 million, or 9.2%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 20.2% for the three months ended March 31, 2025, compared to 19.6% for the three months ended March 31, 2024.

Operating expense decreased by $0.6 million, or 0.2%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in operating expense was primarily due to decreases in foreign currency translation rates. As a percentage of revenues, operating expense was 45.6% for the three months ended March 31, 2025, compared to 41.4% for the three months ended March 31, 2024. Rent expense decreased $6.4 million, or 2.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to a decrease in average screens of 2.8% and decreases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.0 million during the three months ended March 31, 2025, compared to $(0.1) million during the three months ended March 31, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense decreased $1.7 million, or 2.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to lower insurance costs and decreases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $5.5 million, or 6.7%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, and the decrease in foreign currency translation rates.

Other income. Other income of $(58.8) million during the three months ended March 31, 2025 was primarily due to $(45.1) million of income related to the decrease in fair value of the Conversion Option derivative liability, $(13.0) million in foreign currency transaction gains and $(0.8) million in equity in earnings related to non-consolidated entities. Other income of $(42.8) million during the three months ended March 31, 2024 was primarily due to the favorable settlement of a vendor dispute of $(36.2) million, a gain on extinguishment of debt of $(5.8) million related to the redemption of $17.5 million aggregate principal amount of the Second Lien Notes due 2026 and equity in earnings of non-consolidated entities of $(3.7) million, partially offset by foreign currency transaction losses of $3.2 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $17.9 million to $119.1 million for the three months ended March 31, 2025, compared to $101.2 million during the three months ended March 31, 2024, primarily due to increased interest expense of $18.3 million on the New Term Loans (as defined herein) compared to the Existing Term Loans (as defined herein), and interest expense of $10.8 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $9.5 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $1.0 million and declines in interest expense on the Senior Subordinated Notes due 2025 of $0.8 million due to redemptions of principal balances. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(5.7) million for the three months ended March 31, 2025, compared to income of $(5.1) million for the three months ended March 31, 2024. Investment income in the current year includes interest income of $(2.9) million, $(2.4) million of increase in estimated fair value of our investment in common shares of Hycroft and $(0.4) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes interest income of $(6.1) million, partially offset by $0.5 million of decrease of our investment in common shares of Hycroft and a decline in estimated fair value of $0.5 million in our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $1.6 million, compared to a provision of $1.8 million, for the three months ended March 31, 2025, and March 31, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $202.1 million and $163.5 million during the three months ended March 31, 2025, and March 31, 2024, respectively. Net loss during the three months ended March 31, 2025 compared to net loss for the three months ended March 31, 2024 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, an increase in interest expense, and an increase in general and administrative expense, partially offset by increases in other income, decreases in rent expense, decreases in depreciation and amortization, increases in investment income, and decreases in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $72.1 million, or 10.5%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Admissions revenues decreased $40.5 million, or 10.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in attendance of 11.8% from 30.5 million patrons to 26.9 million patrons, partially offset by a 1.0% increase in average ticket price. Attendance decreased due to the popularity of film product compared to the prior year.

Food and beverage revenues decreased $29.1 million, or 11.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in attendance and a decrease in food and beverage per patron of 0.1% from $8.08 to $8.07.

Total other theatre revenues decreased $2.5 million, or 3.5%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreases in income from gift cards and package tickets and decreases in ticket fees due to the decrease in attendance.

Operating costs and expenses. Operating costs and expenses decreased $33.9 million, or 4.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Film exhibition costs decreased $25.9 million, or 14.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in admissions revenues and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 45.7% for the three months ended March 31, 2025, compared to 47.7% for the three months ended March 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs decreased $4.0 million, or 8.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.9% for the three months ended March 31, 2025, compared to 18.3% for the three months ended March 31, 2024.

Operating expense increased by $1.6 million, or 0.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a percentage of revenues, operating expense was 46.7% for the three months ended March 31, 2025, compared to 41.6% for the three months ended March 31, 2024. Rent expense decreased $3.1 million, or 1.9%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to a decrease in average screens of 2.5%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.0 million during the three months ended March 31, 2025, compared to $(0.1) million during the three months ended March 31, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense decreased $0.9 million, or 2.3%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to lower insurance costs.

Depreciation and amortization. Depreciation and amortization decreased $4.7 million, or 7.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other income. Other income of $45.4 million during the three months ended March 31, 2025 was primarily due to $45.1 million of income related to the decrease in fair value of the Conversion Option derivative liability and $0.7 million in equity in earnings related to non-consolidated entities. Other income of $8.9 million during the three months ended March 31, 2024 was primarily due to a gain on extinguishment of debt of $5.8 million related to the redemption of $17.5 million aggregate principal amount of the Second Lien Notes due 2026 and equity in earnings of non-consolidated entities of $3.5 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $17.2 million to $102.7 million for the three months ended March 31, 2025, compared to $85.5 million during the three months ended March 31, 2024, primarily due to increased interest expense of $18.3 million on the New Term Loans compared to the Existing Term Loans, and interest expense of $10.8 million on the Exchangeable Notes issued on July 22, 2024, partially offset by declines in interest expense of $9.5 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $1.0 million and declines in interest expense on the Senior Subordinated Notes due 2025 of $0.8 million due to redemptions of principal balances. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(5.5) million for the three months ended March 31, 2025, compared to investment income of $(4.5) million for the three months ended March 31, 2024. Investment income in the current year includes interest income of $(2.7) million, $(2.4) million of increase in estimated fair value of our investment in common shares of Hycroft and $(0.4) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes $(5.5) million of interest income, partially offset by $0.5 million of decrease in the estimated fair value of our investment in common shares of Hycroft and a decline in the estimated fair value of $0.5 million of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $0.9 million, compared to a provision of $0.6 million, for the three months ended March 31, 2025, and March 31, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $178.4 million and $160.2 million during the three months ended March 31, 2025, and March 31, 2024, respectively. Net loss during the three months ended March 31, 2025 compared to net loss for the three months ended March 31, 2024 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, an increase in interest expense, an increase in general and administrative expense, and an increase in income tax provision, partially offset by increases in other income, decreases in depreciation and amortization, decreases in rent expense, and increases in investment income.

Theatrical Exhibition—International Markets

Revenues. Total revenues decreased $16.8 million, or 6.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Admissions revenues decreased $16.5 million, or 10.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in attendance of 7.1% from 16.1 million patrons to 15.0 million patrons and a 3.5% decrease in average ticket price. Attendance decreased due to the popularity of film product compared to the prior year. The decrease in average ticket price was primarily due to decreases in foreign currency translation rates.

Food and beverage revenues decreased $8.7 million, or 11.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in attendance and a decrease in food and beverage per patron of 5.0% from $4.64 to $4.41 due primarily to decreases in foreign currency translation rates.

Total other theatre revenues increased $8.4 million, or 29.5%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to increases in income from expirations of package tickets, income from gift cards and advertising income, partially offset by decreases in ticket fees due to the decrease in attendance and decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses decreased $17.5 million, or 6.2%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Film exhibition costs decreased $8.6 million, or 13.8%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in admissions revenues and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 37.6% for the three months ended March 31, 2025, compared to 39.1% for the three months ended March 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs decreased $1.8 million, or 10.0%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 24.5% for the three months ended March 31, 2025, compared to 24.0% for the three months ended March 31, 2024.

Operating expense decreased by $2.2 million, or 2.1%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in operating expense was primarily due to decreases in foreign currency translation rates. As a percentage of revenues, operating expense was 42.7% for the three months ended March 31, 2025, compared to 40.8% for the three months ended March 31, 2024. Rent expense decreased $3.3 million, or 5.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due primarily to a decrease in average screens of 3.7% and decreases in foreign currency translation rates.

Other. Other general and administrative expense decreased $0.8 million, or 4.2%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $0.8 million, or 4.4%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, and the decrease in foreign currency translation rates.

Other income. Other income of $(13.4) million during the three months ended March 31, 2025 was primarily due to $(13.0) million in foreign currency transaction gains. Other income of $(33.9) million during the three months ended March 31, 2024 was primarily due to the favorable settlement of a vendor dispute of $(36.2) million and insurance recoveries of $(1.1) million, partially offset by foreign currency transaction losses of $3.2 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $0.7 million to $16.4 million for the three months ended March 31, 2025, compared to $15.7 million for the three months ended March 31, 2024. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $0.2 million for the three months ended March 31, 2025, compared to investment income of $0.6 million for the three months ended March 31, 2024. Investment income in the current and prior year is comprised of interest income.

Income tax provision. The income tax provision was $0.7 million and $1.2 million for the three months ended March 31, 2025, and March 31, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $23.7 million and $3.3 million during the three months ended March 31, 2025, and March 31, 2024, respectively. Net loss during the three months ended March 31, 2025 compared to net loss for the three months ended March 31, 2024 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other income, increases in interest expense, and decreases in investment income, partially offset by decreases in rent expense, decreases in depreciation and amortization, decreases in general and administrative expense, and decreases in income tax provision.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. The preceding definition of and adjustments made to GAAP measures to determine Adjusted EBITDA are broadly consistent with Adjusted EBITDA as defined in our debt indentures. During 2024, we changed the definition of Adjusted EBITDA to no longer further adjust for “cash distributions from non-consolidated entities” and “other non-cash rent benefit.” All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2025	March 31, 2024
U.S. markets	$(57.4)	$(20.2)
International markets	(0.6)	(1.0)
Total Adjusted EBITDA	$(58.0)	$(21.2)

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Net loss	$(202.1)	$(163.5)
Plus:
Income tax provision (1)	1.6	1.8
Interest expense	119.1	101.2
Depreciation and amortization	76.1	81.6
Certain operating expense (2)	2.8	0.5
Equity in earnings of non-consolidated entities (3)	(0.8)	(3.7)
Attributable EBITDA (4)	0.4	0.6
Investment income (5)	(5.7)	(5.1)
Other income (6)	(58.1)	(38.8)
Merger, acquisition and other costs (7)	3.0	(0.1)
Stock-based compensation expense (8)	5.7	4.3
Adjusted EBITDA	$(58.0)	$(21.2)
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended March 31, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million. Equity in earnings of non-consolidated entities during the three months ended March 31, 2024 primarily consisted of equity in earnings from AC JV of $(3.3) million.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments. We also provide services to these theatre operators including information technology systems, certain on-screen advertising services and our gift card and package ticket program.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Equity in (earnings) of non-consolidated entities	$(0.8)	$(3.7)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(0.8)	(3.5)
Equity in earnings of International theatre joint ventures	—	0.2
Investment expense	—	0.1
Depreciation and amortization	0.4	0.3
Attributable EBITDA	$0.4	$0.6

(5)	Investment income during the three months ended March 31, 2025 includes interest income of $(2.9) million, increases in the estimated fair value of our investment in common shares of Hycroft of $(2.4) million, and increases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(0.4) million.

Investment income during the three months ended March 31, 2024 included interest income of $(6.1) million, partially offset by a decline in the estimated fair value of our investment in common shares of Hycroft of $0.5 million, and a decline in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.5 million.

(6)	Other income during the three months ended March 31, 2025 includes a decrease in fair value of the derivative liability for the embedded conversion feature in the Exchangeable Notes of $(45.1) million and foreign currency transaction gains of $(13.0) million.

Other income during the three months ended March 31, 2024 included a vendor dispute settlement of $(36.2) million and gains on debt extinguishment of $(5.8) million, partially offset by foreign currency transaction losses of $3.2 million.

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

During the three months ended March 31, 2025, Adjusted EBITDA in the U.S. markets was $(57.4) million compared to $(20.2) million during the three months ended March 31, 2024. The year-over-year decline was primarily driven by a decrease in attendance due to the popularity of new film releases compared to the prior year. These declines were partially offset by decreases in rent expense and decreases in general and administrative: other expenses. During the three months ended March 31, 2025, Adjusted EBITDA in the International markets was $(0.6) million compared to $(1.0) million during the three months ended March 31, 2024. The year-over-year decline was primarily driven by a decrease in attendance due to the popularity of new film releases compared to the prior year. These declines were partially offset by increases in other revenues related to package ticket expirations and gift card income, decreases in rent expense and decreases in general and administrative: other expenses. During the three months ended March 31, 2025, Adjusted EBITDA in the U.S. markets and International markets was $(58.0) million compared to $(21.2) million during the three months ended March 31, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of March 31, 2025, and December 31, 2024 of $(925.5) million and $(846.1) million, respectively. As of March 31, 2025 and December 31, 2024, working capital included operating lease liabilities of $532.4 million and $524.9 million, respectively, and deferred revenues of $412.0 million and $432.4 million, respectively.

As of March 31, 2025, we had cash and cash equivalents of $378.7 million.

We took action to lower our future interest expense of our fixed-rate debt through debt buybacks and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

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

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows from operating activities and long-term profitability, we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 40% for the three months ended March 31, 2025, compared to the three months ended March 31, 2019. Until such time as we are able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $370.0 million and $188.3 million during the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in net cash used in operating activities was primarily due to an increase in cash used for working capital items due to a 20.2% increase in attendance in the fourth quarter of 2024 compared to the fourth quarter of 2023, which drove accounts payable higher at December 31, 2024 than December 31, 2023, a 10.1% decline in attendance in the first quarter of 2025 compared to the first quarter of 2024, increases in cash paid for interest, and decreases in cash received from vendor disputes, partially offset by declines in operating lease payments made in the first quarter of 2025 compared to the first quarter of 2024.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $46.9 million and $50.0 million during the three months ended March 31, 2025 and March 31, 2024, respectively. Cash outflows from investing activities include capital expenditures of $47.0 million and $50.5 million during the three months ended March 31, 2025, and March 31, 2024, respectively.

We fund the costs of constructing, maintaining, and remodeling our theatres through existing cash balances, cash generated from operations, lease incentives, or capital raised, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases, which may require the developer, who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of lease incentives, will be approximately $175 million to $225 million for year ended December 31, 2025, to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities, as reflected in the condensed consolidated statements of cash flows, were $158.0 million and $(9.0) million during the three months ended March 31, 2025 and March 31, 2024, respectively. Cash flows provided by financing activities during the three months ended March 31, 2025, were primarily due to net proceeds from equity issuances of $169.6 million, partially offset by the repurchase of Senior Subordinated Notes due 2025 of $1.3 million, principal payments under term loan borrowings of $5.0 million, and taxes paid for restricted unit withholdings of $4.4 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of March 31, 2025.

Cash flows provided by financing activities during the three months ended March 31, 2024, were primarily due to $5.0 million of scheduled term loan principal payments and taxes paid for restricted unit withholdings of $2.2 million.

Covenant Compliance

As of March 31, 2025, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Formation of Unrestricted Subsidiaries

On July 22, 2024, American-Multi Cinema Inc. (“Multi-Cinema”), a direct subsidiary of AMC Entertainment Holdings, Inc. (“Holdings”), assigned or transferred the net assets (“Theatre Net Assets”) of 175 theatres and transferred a 100% interest in certain intellectual property assets to its direct subsidiary Centertainment Development, LLC (“Centertainment”), and the Theatre Net Assets were in turn transferred to Centertainment’s direct wholly-owned subsidiary Muvico, LLC (“Muvico”). Theatre Net Assets include lease contracts and theatre property, including furniture, fixtures, plant and equipment, and other working capital items associated directly with the theatre locations. At the same time, Muvico licensed the intellectual property back to Multi-Cinema for its continued use in the operation of its retained theatres and entered into a management agreement for Multi-Cinema to operate the theatres transferred to Muvico. Muvico and Centertainment (collectively, the “Muvico Group”) are unrestricted subsidiaries under the indenture governing Holdings’ Existing First Lien Notes.

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

	Three Months Ended March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$340.2	$133.3	$—	$473.5
Food and beverage	216.4	67.0	—	283.4
Other theatre (3)	93.6	16.2	(4.2)	105.6
Total revenues	650.2	216.5	(4.2)	862.5
Operating costs and expenses
Film exhibition costs	145.4	59.4	—	204.8
Food and beverage costs	44.9	12.3	—	57.2
Operating expense, excluding depreciation and amortization below	301.5	91.7	—	393.2
Rent	162.7	55.4	—	218.1
General and administrative:
Merger, acquisition and other costs	3.0	—	—	3.0
Other, excluding depreciation and amortization below (3)	58.0	2.2	(4.2)	56.0
Depreciation and amortization	57.3	18.8	—	76.1
Operating costs and expenses	772.8	239.8	(4.2)	1,008.4
Operating loss	(122.6)	(23.3)	—	(145.9)
Other expense (income), net:
Other income	(13.7)	(45.1)	—	(58.8)
Interest expense:
Corporate borrowings	68.3	40.7	—	109.0
Finance lease obligations	1.2	—	—	1.2
Intercompany interest expense	—	2.7	(2.7)	—
Non-cash NCM exhibitor services agreement	8.9	—	—	8.9
Intercompany interest income	(2.7)	—	2.7	—
Investment income	(3.8)	(1.9)	—	(5.7)
Total other expense (income), net	58.2	(3.6)	—	54.6
Loss before income taxes	(180.8)	(19.7)	—	(200.5)
Income tax provision (2)	1.6	—	—	1.6
Net loss	$(182.4)	$(19.7)	$—	$(202.1)

	Three Months Ended March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(182.4)	$(19.7)	$(202.1)
Other comprehensive income:
Unrealized foreign currency translation adjustments	52.7	—	52.7
Total comprehensive loss	$(129.7)	$(19.7)	$(149.4)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $2.2 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $2.0 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Three Months Ended March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$10.76	$12.96	$11.30
Attendance (in thousands) (1)	31,619	10,284	41,903
Number of screens operated (2)	7,490	2,235	9,725
Number of theatres operated (2)	692	173	865
Adjusted EBITDA (4)	$(53.4)	$(4.6)	$(58.0)

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(4)	Below is a reconciliation of net earnings (loss) to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(182.4)	$(19.7)	$—	$(202.1)
Plus:
Income tax provision	1.6	—	—	1.6
Interest expense	78.4	43.4	(2.7)	119.1
Depreciation and amortization	57.3	18.8	—	76.1
Certain operating expense (income)	2.9	(0.1)	—	2.8
Equity in earnings of non-consolidated entities	(0.8)	—	—	(0.8)
Attributable EBITDA	0.4	—	—	0.4
Investment income	(6.5)	(1.9)	2.7	(5.7)
Other income	(13.0)	(45.1)	—	(58.1)
Merger, acquisition and other costs	3.0	—	—	3.0
Stock-based compensation expense	5.7	—	—	5.7
Adjusted EBITDA	$(53.4)	$(4.6)	$—	$(58.0)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.

	As of March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$195.5	$183.2	$—	$378.7
Restricted cash	49.0	—	—	49.0
Receivables, net	89.4	3.2	—	92.6
Other current assets	74.7	39.6	—	114.3
Total current assets	408.6	226.0	—	634.6
Property, net	1,053.9	361.7	—	1,415.6
Operating lease right-of-use assets, net	2,477.9	817.2	—	3,295.1
Intangible assets, net	41.2	104.4	—	145.6
Goodwill	2,362.2	—	—	2,362.2
Other long-term assets	199.2	0.7	—	199.9
Intercompany receivables (2)	—	1,457.7	(1,457.7)	—
Investment in subsidiary	600.0	—	(600.0)	—
Total assets	$7,143.0	$2,967.7	$(2,057.7)	$8,053.0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$210.2	$22.7	$—	$232.9
Accrued expenses and other liabilities	243.5	22.9	—	266.4
Deferred revenues and income	408.4	3.6	—	412.0
Current maturities of corporate borrowings	52.8	10.0	—	62.8
Current maturities of finance lease liabilities	4.6	—	—	4.6
Current maturities of operating lease liabilities	390.6	141.8	—	532.4
Total current liabilities	1,310.1	201.0	—	1,511.1
Corporate borrowings	2,591.7	1,383.7	—	3,975.4
Finance lease liabilities	45.4	—	—	45.4
Operating lease liabilities	2,902.2	780.0	—	3,682.2
Exhibitor services agreement	458.0	—	—	458.0
Deferred tax liability, net (4)	35.0	—	—	35.0
Intercompany payables (2)	1,457.7	—	(1,457.7)	—
Other long-term liabilities	80.7	3.0	—	83.7
Total liabilities	8,880.8	2,367.7	(1,457.7)	9,790.8
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock	—	—	—	—
Class A common stock	4.3	—	—	4.3
Additional paid-in capital	6,886.1	558.3	(558.3)	6,886.1
Accumulated other comprehensive loss	(79.3)	—	—	(79.3)
Accumulated deficit	(8,548.9)	41.7	(41.7)	(8,548.9)
Total stockholders' deficit	(1,737.8)	600.0	(600.0)	(1,737.8)
Total liabilities and stockholders’ deficit	$7,143.0	$2,967.7	$(2,057.7)	$8,053.0

(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created due to the Refinancing Transactions.

(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.
(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Three Months Ended March 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(182.4)	$(19.7)	$(202.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57.3	18.8	76.1
Gain on derivative liability	—	(45.1)	(45.1)
Deferred income taxes	0.9	—	0.9
Unrealized gains on investments in Hycroft	(2.8)	—	(2.8)
Amortization of net discount on corporate borrowings to interest expense	1.0	3.2	4.2
Amortization of deferred financing costs to interest expense	1.5	0.4	1.9
PIK interest expense	—	8.6	8.6
Non-cash portion of stock-based compensation	5.7	—	5.7
Equity in earnings from non-consolidated entities, net of distributions	0.1	—	0.1
Lease incentives	4.2	—	4.2
Deferred rent	(23.3)	(3.5)	(26.8)
Net periodic benefit cost	0.3	—	0.3
Change in assets and liabilities:
Receivables	71.6	2.3	73.9
Other assets	(15.0)	0.6	(14.4)
Accounts payable	(118.8)	(15.6)	(134.4)
Accrued expenses and other liabilities	(103.5)	(6.0)	(109.5)
Intercompany receivables and payables	(96.9)	96.9	—
Other, net	(10.9)	0.1	(10.8)
Net cash provided by (used in) operating activities	(411.0)	41.0	(370.0)
Cash flows from investing activities:
Capital expenditures	(37.2)	(9.8)	(47.0)
Other, net	0.1	—	0.1
Net cash used in investing activities	(37.1)	(9.8)	(46.9)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	—	169.6
Scheduled principal payments under Term Loan borrowings	(2.5)	(2.5)	(5.0)
Principal payments under finance lease obligations	(0.8)	—	(0.8)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—	(1.3)
Cash used to pay deferred financing costs	(0.1)	—	(0.1)
Taxes paid for restricted unit withholdings	(4.4)	—	(4.4)
Proceeds (payments) of intercompany loans	138.1	(138.1)	—
Net cash provided by (used in) financing activities	298.6	(140.6)	158.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5.8	—	5.8
Net decrease in cash and cash equivalents and restricted cash	(143.7)	(109.4)	(253.1)
Cash and cash equivalents and restricted cash at beginning of period	388.2	292.6	680.8
Cash and cash equivalents and restricted cash at end of period	$244.5	$183.2	$427.7

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Exchangeable Notes and Existing First Lien Notes and (ii) AMC Group under the New Term Loan Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the three months ended March 31, 2025 and March 31, 2024, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. As of March 31, 2025, we had an aggregate of $2,009.2 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

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

The rate in effect for the outstanding New Term Loans was 11.322% per annum at March 31, 2025, and 8.435% per annum for the Existing Term Loans at March 31, 2024.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by approximately $5.0 million during the three months ended March 31, 2025.

At March 31, 2024, we had an aggregate principal balance of $1,900.0 million outstanding under the Existing Term Loans. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Existing Term Loans by $4.8 million during the three months ended March 31, 2024.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of March 31, 2025, were principal amounts of $427.6 million of our Exchangeable Notes, $950.0 million of our Existing First Lien Notes, $131.2 million of our Second Lien Notes, $400.0 million of our 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), $42.8 million of our 5.75% Senior Subordinated Notes due 2025 (“Senior Subordinated Notes due 2025”), $41.9 million of our 5.875% Senior Subordinated Notes due 2026 (“Senior Subordinated Notes due 2026”), and $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Senior Subordinated Notes due 2027”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $53.3 million and $(51.2) million, respectively, as of March 31, 2025.

Included in corporate borrowings as of March 31, 2024, were principal amounts of $950.0 million of our Existing First Lien Notes, $951.4 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Senior Subordinated Notes due 2025, $51.5 million of our Senior Subordinated Notes due 2026, $125.5 million of our Senior Subordinated Notes due 2027, and £4.0 million ($5.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $51.6 million and $(49.8) million, respectively, as of March 31, 2024.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates arising from our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of March 31, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the three months ended March 31, 2025, by approximately $2.4 million. Based upon the functional currencies in the International markets as of March 31, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the three months ended March 31, 2024, by approximately $0.3 million.

Our foreign currency translation rates decreased by approximately 2.6% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 11—Commitments and Contingencies of the Notes to the Company’s Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information on certain litigation to which we are a party.

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2024, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

There has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through May 6, 2025, the outstanding shares of our Common Stock have increased by 427,935,553 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held a special meeting of our stockholders and obtained the requisite stockholder approval for the Charter Amendments (as defined herein) and on August 14, 2023, we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock.

On July 22, 2024, the Company and certain of its subsidiaries consummated a series of refinancing transactions (the “Refinancing Transactions”) with certain lenders under the Company’s existing senior secured term loans maturing 2026 (the “Existing Term Loans”) and certain holders of its 10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026 (the “Second Lien Notes”). As a part of the Refinancing Transactions, and certain subsequent open-market purchases of Existing Term Loans, the Company repurchased and/or exchanged all of its Existing Term Loans for new terms loans maturing in 2029 (the “New Term Loans”) and repurchased $414.4 million of its Second Lien Notes. In connection with the Refinancing Transactions, Muvico, LLC, a newly formed wholly-owned subsidiary of the Company, issued $414.4 million aggregate principal amount of Exchangeable Notes that are exchangeable into shares of Common Stock.

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

As of May 6, 2025 there were 433,143,561 shares of Common Stock issued and outstanding.

We have approximately 2,053,153 authorized shares of Common Stock remaining that have not been issued or reserved for issuance in connection with our employee stock-based compensation plans or upon conversion of our outstanding Exchangeable Notes (including PIK Notes that were issued on the first interest payment date thereon and anticipated PIK Note issuances through December 15, 2025). As a result, we may in the future seek to obtain the requisite stockholder approval for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Subject to any required stockholder authorization of additional Common Stock, we would expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Exchangeable Notes, including any PIK Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

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

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2024 and 2025 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $11.88 on May 14, 2024. The last reported sale price of our Common Stock on the NYSE on May 6, 2025, was $2.68 per share. During 2024 and 2025 to date, daily trading volume ranged from approximately 3,755,000 to 634,246,600 shares.

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

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•	the market prices of our Common Stock have experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
•	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge from historical valuations, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices;
•	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

•	if the market price of our Common Stock declines, investors may be unable to resell shares of our Common Stock at or above the price at which their investment was made. Our Common Stock may continue to fluctuate or decline significantly in the future, which may result in substantial losses.

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

Future increases or decreases in the market price of our Common Stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•	restrictions on our ability to pay dividends or other distributions;
•	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•	changes in market valuations of similar companies;
•	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•	additions or departures of key personnel;
•	actions by institutional or significant stockholders;
•	short interest in our securities and the market response to such short interest;
•	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
•	speculation in the press or investment community about our company or industry;
•	strategic actions by us or our competitors, such as acquisitions or other investments;
•	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service;
•	strategic actions taken by motion picture studios such as the shuffling of film release dates;
•	investigations, proceedings, or litigation that involve or affect us;
•	ongoing impacts upon the industry resulting from the COVID-19 pandemic;
•	the occurrence of any of the other risk factors included or incorporated by reference in our Annual Report; and
•	general market and economic conditions.

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We primarily license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios and the duration of the exclusive theatrical release windows. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in, or suspension of, the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, the choice of distributors to release fewer feature-length films as a result of the additional financial burden imposed by tariffs, or the choice to release feature-length movies directly to video streaming or PVOD platforms, either in lieu of or on the same date as a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the first quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the first quarter of 2025.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
+*10.1	Employment Agreement, dated as of November 10, 2017, by and among AMC Entertainment Holdings, Inc. and Carla Chavarria.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed or furnished herewith, as applicable.

**   Submitted electronically with this Report.

+ Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 7, 2025	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: May 7, 2025	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer