Form 10-Q
period 2025-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2025-08-11
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of August 8, 2025
Class A common stock	512,943,561

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(unaudited)		(unaudited)
Revenues
Admissions	$762.6	$564.4	$1,236.1	$1,094.9
Food and beverage	499.6	367.1	783.0	688.3
Other theatre	135.7	99.1	241.3	198.8
Total revenues	1,397.9	1,030.6	2,260.4	1,982.0
Operating costs and expenses
Film exhibition costs	392.1	272.3	596.9	511.6
Food and beverage costs	96.1	69.9	153.3	132.9
Operating expense, excluding depreciation and amortization below	458.4	389.5	851.6	783.3
Rent	222.6	218.4	440.7	442.9
General and administrative:
Merger, acquisition and other costs	0.1	0.1	3.1	—
Other, excluding depreciation and amortization below	58.2	49.0	114.2	106.7
Depreciation and amortization	77.8	78.8	153.9	160.4
Operating costs and expenses	1,305.3	1,078.0	2,313.7	2,137.8
Operating income (loss)	92.6	(47.4)	(53.3)	(155.8)
Other expense (income), net:
Other income	(32.1)	(108.2)	(90.9)	(151.0)
Interest expense:
Corporate borrowings	109.6	89.2	218.6	180.2
Finance lease obligations	1.4	0.6	2.6	1.5
Non-cash NCM exhibitor services agreement	18.6	9.2	27.5	18.5
Investment income	(1.4)	(6.1)	(7.1)	(11.2)
Total other expense (income), net	96.1	(15.3)	150.7	38.0
Loss before income taxes	(3.5)	(32.1)	(204.0)	(193.8)
Income tax provision	1.2	0.7	2.8	2.5
Net loss	$(4.7)	$(32.8)	$(206.8)	$(196.3)
Net loss per share:
Basic and diluted	$(0.01)	$(0.10)	$(0.48)	$(0.67)
Weighted average shares outstanding:
Basic and diluted (in thousands)	433,144	321,581	432,064	292,496

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

	(unaudited)		(unaudited)
Net loss	$(4.7)	$(32.8)	$(206.8)	$(196.3)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	11.0	2.7	63.7	(33.1)
Pension adjustments:
Net gain arising during the period	0.1	0.1	0.1	0.5
Other comprehensive income (loss)	11.1	2.8	63.8	(32.6)
Total comprehensive income (loss)	$6.4	$(30.0)	$(143.0)	$(228.9)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$423.7	$632.3
Restricted cash	51.4	48.5
Receivables, net	123.6	168.1
Other current assets	110.1	98.3
Total current assets	708.8	947.2
Property, net	1,416.9	1,442.3
Operating lease right-of-use assets, net	3,293.8	3,220.1
Intangible assets, net	148.2	144.3
Goodwill	2,393.4	2,301.1
Other long-term assets	212.8	192.5
Total assets	$8,173.9	$8,247.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$305.1	$378.3
Accrued expenses and other liabilities	318.9	340.6
Deferred revenues and income	423.1	432.4
Current maturities of corporate borrowings	20.0	64.2
Current maturities of finance lease liabilities	5.2	4.4
Current maturities of operating lease liabilities	548.6	524.9
Total current liabilities	1,620.9	1,744.8
Corporate borrowings	3,989.2	4,010.9
Finance lease liabilities	47.9	44.9
Operating lease liabilities	3,663.3	3,627.6
Exhibitor services agreement	461.9	464.0
Deferred tax liability, net	35.1	33.9
Other long-term liabilities	81.0	81.9
Total liabilities	9,899.3	10,008.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 433,143,561 shares issued and outstanding as of June 30, 2025; 550,000,000 authorized; 414,417,797 shares issued and outstanding as of December 31, 2024)	4.3	4.1
Additional paid-in capital	6,892.1	6,714.2
Accumulated other comprehensive loss	(68.2)	(132.0)
Accumulated deficit	(8,553.6)	(8,346.8)
Total stockholders' deficit	(1,725.4)	(1,760.5)
Total liabilities and stockholders’ deficit	$8,173.9	$8,247.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2025	June 30, 2024

Cash flows from operating activities:	(unaudited)
Net loss	$(206.8)	$(196.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153.9	160.4
Gain on extinguishment of debt	—	(91.1)
Gain on derivative liability	(41.2)	—
Deferred income taxes	0.9	0.7
Unrealized loss (gain) on investments in Hycroft	(2.5)	0.3
Amortization of net discount (premium) on corporate borrowings to interest expense	8.6	(21.2)
Amortization of deferred financing costs to interest expense	3.9	4.5
PIK interest expense	17.1	—
Non-cash portion of stock-based compensation	11.7	8.8
Equity in earnings of non-consolidated entities, net of distributions	(0.1)	(1.2)
Lease incentives	8.9	15.6
Deferred rent	(53.0)	(56.2)
Net periodic benefit cost	0.6	1.1
Change in assets and liabilities:
Receivables	49.9	41.2
Other assets	(10.2)	(12.7)
Accounts payable	(87.5)	(8.6)
Accrued expenses and other liabilities	(50.4)	(65.7)
Other, net	(35.4)	(2.5)
Net cash used in operating activities	(231.6)	(222.9)
Cash flows from investing activities:
Capital expenditures	(96.5)	(95.1)
Proceeds from disposition of long-term assets	0.8	0.2
Other, net	0.1	1.4
Net cash used in investing activities	(95.6)	(93.5)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	243.0
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—
Scheduled principal payments under Term Loan borrowings	(10.0)	(10.0)
Principal payments under finance lease obligations	(1.9)	(2.4)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—
Cash used to pay deferred financing costs	(0.1)	(1.1)
Taxes paid for restricted unit withholdings	(4.4)	(2.2)
Net cash provided by financing activities	109.1	227.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.4	(3.7)
Net decrease in cash and cash equivalents and restricted cash	(205.7)	(92.8)
Cash and cash equivalents and restricted cash at beginning of period	680.8	911.4
Cash and cash equivalents and restricted cash at end of period	$475.1	$818.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$190.3	$192.4
Income taxes paid, net	$2.8	$1.6
Schedule of non-cash activities:
Construction payables at period end	$38.6	$34.8
Deferred financing costs payable	$—	$3.4
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance	$—	$214.3

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The accompanying condensed consolidated balance sheet as of December 31, 2024, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows from operating activities and long-term profitability, the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 26% for the six months ended June 30, 2025, compared to the six months ended June 30, 2019. Until such time as the Company is able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 6—Corporate Borrowings and Finance Lease Liabilities for a summary of debt transactions that occurred during the six months ended June 30, 2025 and June 30, 2024, respectively. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”), see Note 7—Stockholders’ Deficit for further information on these sales.

Cash and Cash Equivalents. As of June 30, 2025, cash and cash equivalents for the U.S. markets and International markets were $362.7 million and $61.0 million, respectively, and as of December 31, 2024, cash and cash equivalents were $513.0 million and $119.3 million, respectively.

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

(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$423.7	$632.3
Restricted cash	51.4	48.5
Total cash and cash equivalents and restricted cash in the statement of cash flows	$475.1	$680.8

As of June 30, 2025, restricted cash for the U.S. markets and International markets were $20.0 million and $31.4 million, respectively. As of December 31, 2024, restricted cash for the U.S. markets and International markets were $20.7 million and $27.8 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2024	$(133.3)	$1.3	$(132.0)
Other comprehensive income	63.7	0.1	63.8
Balance June 30, 2025	$(69.6)	$1.4	$(68.2)

Accumulated Depreciation and Amortization. Accumulated depreciation related to property was $3,453.6 million and $3,288.1 million as of June 30, 2025, and December 31, 2024, respectively. Accumulated amortization of intangible assets was $8.5 million and $8.2 million as of June 30, 2025, and December 31, 2024, respectively.

Other Income. The following table sets forth the components of other income:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign currency transaction (gains) losses	$(23.9)	$(0.6)	$(36.9)	2.6
Governmental assistance - International markets	(10.3)	—	(10.5)	—
Non-operating components of net periodic benefit cost	0.3	0.4	0.6	1.1
Gain on extinguishment - Second Lien Notes due 2026	—	(85.3)	—	(91.1)
Derivative liability fair value increase (decrease) for embedded conversion feature in the Exchangeable Notes due 2030	3.9	—	(41.2)	—
Equity in earnings of non-consolidated entities	(2.1)	(1.0)	(2.9)	(4.7)
Shareholder litigation recoveries	—	(19.1)	—	(19.1)
Vendor dispute settlement	—	—	—	(36.2)
Other settlement proceeds	—	(2.6)	—	(3.6)
Total other income	$(32.1)	$(108.2)	$(90.9)	$(151.0)

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(In millions)	Consolidated Statements of Operations	2025	2024	2025	2024
Operating lease cost
Theatre properties	Rent	$193.4	$195.1	$383.6	$392.8
Theatre properties	Operating expense	2.2	0.8	3.4	1.0
Equipment	Operating expense	10.4	7.4	20.1	14.1
Office and other	General and administrative: other	1.4	1.4	2.7	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.7	—	1.4	0.5
Interest expense on lease liabilities	Interest expense	0.8	0.6	1.6	1.5
Variable operating and finance lease cost
Theatre properties	Rent	29.2	23.3	57.1	50.1
Theatre properties	Interest expense	0.6	—	1.0	—
Equipment	Operating expense	22.6	16.0	32.0	29.4
Total lease cost		$261.3	$244.6	$502.9	$492.1

Cash flow and supplemental information is presented below:

	Six Months Ended
	June 30,	June 30,
(In millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.4)	$(1.7)
Operating cash flows used in operating leases	(461.8)	(463.7)
Financing cash flows used in finance leases	(1.9)	(2.4)

Lease incentives:
Operating cash flows provided by operating leases	8.9	15.6
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	192.4	54.0
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2025:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.9	10.9%
Finance leases	12.8	6.4%

Minimum annual payments and the net present value thereof as of June 30, 2025, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Six months ending December 31, 2025	$477.1	$4.2
2026	929.2	8.5
2027	866.1	8.4
2028	777.7	8.5
2029	672.0	8.3
2030	571.2	7.5
Thereafter	1,924.9	34.4
Total lease payments	6,218.2	79.8
Less imputed interest	(2,006.3)	(26.7)
Total operating and finance lease liabilities, respectively	$4,211.9	$53.1

As of June 30, 2025, the Company had signed additional operating lease agreements for three theatres that have not yet commenced. The leases have terms ranging from 10 to 15 years and total lease payments of approximately $27.5 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Major revenue types
Admissions	$762.6	$564.4	$1,236.1	$1,094.9
Food and beverage	499.6	367.1	783.0	688.3
Other theatre:
Screen advertising	37.8	30.2	68.4	60.5
Other	97.9	68.9	172.9	138.3
Other theatre	135.7	99.1	241.3	198.8
Total revenues	$1,397.9	$1,030.6	$2,260.4	$1,982.0

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Timing of revenue recognition
Products and services transferred at a point in time	$1,282.8	$932.9	$2,042.1	$1,791.4
Products and services transferred over time (1)	115.1	97.7	218.3	190.6
Total revenues	$1,397.9	$1,030.6	$2,260.4	$1,982.0
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of June 30, 2025, and December 31, 2024:

(In millions)	June 30, 2025	December 31, 2024
Current assets
Receivables related to contracts with customers	$50.4	$86.0
Miscellaneous receivables	73.2	82.1
Receivables, net	$123.6	$168.1

(In millions)	June 30, 2025	December 31, 2024
Current liabilities
Deferred revenues related to contracts with customers	$415.4	$425.6
Miscellaneous deferred income	7.7	6.8
Deferred revenues and income	$423.1	$432.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2024	$425.6
Cash received in advance (1)	178.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	9.4
Food and beverage (2)	26.4
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(142.2)
Food and beverage (3)	(43.5)
Other theatre (4)	(43.1)
Foreign currency translation adjustment	4.1
Balance June 30, 2025	$415.4

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of revenue recognized from redemptions of gift cards, exchange tickets, movie tickets, and rewards related to loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2024	$464.0
Contract modification consideration (1)	5.3
Reclassification to other theatre revenue, as the result of performance obligations satisfied	(7.4)
Balance June 30, 2025	$461.9
(1)	The exhibitor services agreement contract liability relates to National CineMedia, LLC (“NCM”) common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied.

NCM Bankruptcy. On April 11, 2023, NCM filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of Texas. The Chapter 11 plan of reorganization became effective on August 7, 2023 (the “Plan”). The Company appealed certain terms of the Plan and rulings of the bankruptcy court with the United States District Court for the Southern District of Texas, which affirmed the rulings of the bankruptcy court, and subsequently with the United States Court of Appeals for the Fifth Circuit. On April 17, 2025, concurrently with entering into the Amended ESA, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of June 30, 2025 was $293.8 million. The deferred revenues will be recognized as revenues once the gift cards and exchange tickets are redeemed. In the case of non-redeemed gift card and exchange tickets, the deferred revenues will be recognized in other theatre revenues in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months. In the International markets, certain gift card and exchange tickets are subject to expiration dates, which may trigger further adjustments to non-redemption revenue in other theatre revenues.

Loyalty Programs. As of June 30, 2025, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $90.8 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2025:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,517.0	$(1,012.4)	$504.6	$4,589.6	$(2,288.5)	$2,301.1
Currency translation adjustment	—	—	—	187.3	(95.0)	92.3	187.3	(95.0)	92.3
Balance June 30, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,704.3	$(1,107.4)	$596.9	$4,776.9	$(2,383.5)	$2,393.4

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of June 30, 2025 include interests in Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Limited (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS of 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, CAPA Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer, Aktiebolaget Svensk Filmindustri & Co (“Vasteras”) of 50.0%. Through its various investments the Company has interests in four U.S. theatres and 59 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	June 30, 2025	December 31, 2024
Due from DCM for on-screen advertising revenue	$1.8	$3.9
Loan receivable from DCM	0.7	0.6
Due to AC JV for Fathom Events programming	(0.8)	(1.5)
Loan receivable from Vasteras	1.0	0.8
Due from Capa for on-screen advertising revenue	—	1.4
Due to Vasteras	(0.7)	(0.6)
Due to U.S. theatre partnerships	(0.7)	(0.7)

		Three Months Ended		Six Months Ended
(In millions)	Consolidated Statements of Operations	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
DCM screen advertising revenues	Other revenues	$4.1	$3.3	$8.1	$6.6
DCDC content delivery services	Operating expense	0.3	0.3	0.6	0.6
Film rent — AC JV	Film exhibition costs	5.8	5.7	9.3	12.9
Screenvision screen advertising revenues	Other revenues	2.0	1.6	3.1	2.9

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

The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $0.3 million and $(0.7) million during the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $(2.5) million and $0.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively. See Note 9—Fair Value Measurements for further information.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	June 30, 2025	December 31, 2024
Secured Debt:
Credit Agreement-Term Loans due 2029 (11.318% as of June 30, 2025 and 11.356% as of December 31, 2024)	$2,004.2	$2,014.2
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
7.5% First Lien Notes due 2029	950.0	950.0
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	444.7	427.6
Subordinated Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	131.2	131.2
5.75% Senior Subordinated Notes due 2025	—	44.1
5.875% Senior Subordinated Notes due 2026	41.9	41.9
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,097.5	$4,134.5
Finance lease liabilities	53.1	49.3
Paid-in-kind interest for 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	1.5	1.5
Deferred financing costs	(43.4)	(47.2)
Net discount (1)	(162.8)	(171.3)
Derivative liability - Conversion Option	116.4	157.6
Total carrying value of corporate borrowings and finance lease liabilities	$4,062.3	$4,124.4
Less:
Current maturities of corporate borrowings	(20.0)	(64.2)
Current maturities of finance lease liabilities	(5.2)	(4.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,037.1	$4,055.8
(1)	The following table provides details of the net discount of corporate borrowings:

	June 30,	December 31,
(In millions)	2025	2024
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$7.2	$10.9
12.75% Odeon Senior Secured Notes due 2027	(17.9)	(20.9)
Credit Agreement-Term Loans due 2029	(38.0)	(43.4)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(114.1)	(117.9)
Net discount	$(162.8)	$(171.3)

The following table provides the principal payments required and maturities of corporate borrowing as of June 30, 2025:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2025	$10.0
2026	193.0
2027	545.1
2028	19.5
2029	2,885.2
2030	444.7
Total	$4,097.5

Debt Repurchases and Exchanges

The below table summarizes the various cash debt repurchase transactions during the six months ended June 30, 2025.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the six months ended June 30, 2025 was $1.3 million.

The below table summarizes the various debt for equity exchange transactions that occurred during the six months ended June 30, 2024. The transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Cost	Extinguishment	Exchanged
Second Lien Notes due 2026	$191.4	27,545,325	$130.5	$91.1	$7.4

The total carrying value of the debt extinguished in the above transactions during the six months ended June 30, 2024 was $214.2 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value		Carrying Value
	as of	(Increase) Decrease to	as of
(In millions)	December 31, 2024	Net Earnings (Loss)	June 30, 2025
Principal balance	$427.6	$17.1	$444.7
Discount	(117.9)	3.8	(114.1)
Debt issuance costs	(23.3)	0.7	(22.6)
Accrued paid-in-kind interest	1.5	—	1.5
Derivative liability	157.6	(41.2)	116.4
Carrying value	$445.5	$(19.6)	$425.9

The 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Existing Exchangeable Notes”) have an effective interest rate of 15.12%.

Covenant Compliance

As of June 30, 2025, the Company believes that it was in full compliance with all agreements, including related covenants, governing our outstanding debt.

NOTE 7—STOCKHOLDERS’ DEFICIT

Share Issuances

On December 6, 2024, the Company entered into a sales and registration agreement (the “Sales and Registration Agreement”) with Goldman Sachs & Co. LLC (the “Sales Agent”) relating to an aggregate offering of up to 50,000,000 shares of Common Stock of the Company.

In accordance with the terms of the Sales and Registration Agreement, the Company issued and sold shares of Common Stock covered by the prospectus supplement from time to time through the Sales Agent. The Sales Agent either acted as agent on the Company’s behalf or purchased shares of Common Stock from the Company as principal for its own account.

In December 2024, the Company entered into forward sales to sell 30,000,000 shares of Common Stock in the aggregate. The Company evaluated the forwards under ASC 815—Derivatives and Hedging and concluded that the transactions consist of a subscription receivable accounted for under ASC 505-10-45-2 reflecting the Company’s right to receive prepayments and to deliver shares to the forward counterparty. Accordingly, pursuant to Regulation S-X 5-02.29, the Company recorded the prepayment as an increase to additional paid–in capital with an equal and offsetting subscription receivable as a decrease to additional paid–in capital. The subscription receivable was considered a debt-like host and the Company’s right to receive additional cash consideration up to a cap price based on the movement of the share price during a valuation period is an embedded feature that meets the definition of a derivative that meets the equity classification scope exception in ASC 815-40 and is not accounted for outside of equity.

In January 2025, the Company was paid $108.7 million for prepayments in respect of the forwards. The Company reduced the subscription receivable which resulted in an increase in total additional paid–in capital. The valuation period ended on March 17, 2025 with no additional consideration owed to the Company.

Additionally, during the six months ended June 30, 2025, the Company issued shares through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	June 30, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

As of January 15, 2025, all 50.0 million shares subject to the Sales and Registration Agreement had been sold.

During the six months ended June 30, 2024, the Company issued shares through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	June 30, 2024
Shares issued through at-the-market offering	72.5
At-the-market offering gross proceeds	$250.0
Sales agent fees paid	$6.3
Other third-party issuance costs incurred	$0.6
Other third-party issuance costs paid	$0.7

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

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2025	2024	2025	2024
Special awards expense	$—	$—	$1.0	$2.1
Board of director stock award expense	—	1.0	1.3	1.0
Restricted stock unit expense	3.6	2.7	6.2	4.8
Performance stock unit expense	2.4	0.7	3.2	0.8
Total equity classified awards:	6.0	4.4	11.7	8.7
Liability classified awards:
Restricted and performance stock unit expense	—	0.1	—	0.1
Total liability classified awards:	—	0.1	—	0.1
Total stock-based compensation expense	$6.0	$4.5	$11.7	$8.8

As of June 30, 2025, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $20.1 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately 1.0 years.

Awards Granted

On February 19, 2025, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) granted awards of stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to certain of the Company’s employees and directors under the 2024 EIP (the “2025 Awards”). Each RSU or PSU is convertible into one share of Common Stock upon vesting. Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units. Each unit represents the right to receive one share of Common Stock at a future date. The 2025 Awards allow participants to continue to vest in their RSUs and PSUs in the ordinary course upon achieving certain conditions for retirement. As such, the end of the requisite service period for certain participants has been determined as the later of the award vesting date or the date the participant achieves the retirement conditions.

The 2025 Awards generally had the following features:

●	Board of Directors Stock Awards: The Company granted 370,586 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.3 million.
●	Restricted Stock Unit Awards: The Company granted 3,109,351 RSUs to certain members of management with a grant date fair value of $11.1 million. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: A total of 3,650,970 PSUs were awarded (“2025 PSU award”) to certain members of management and executive officers, with the total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between three performance targets: the Adjusted EBITDA performance target, the free cash flow performance target, and various strategic initiatives. The Adjusted EBITDA and free cash flow based 2025 PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. The strategic initiative based 2025 PSU awards will vest if three to seven one-year strategic initiatives are achieved by the end of the 2025 Tranche Year and/or if four to ten two-year strategic initiatives are achieved by the end of the 2026 Tranche Year, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. If the performance targets are met at 100%, the 2025 PSU awards will vest at 3,650,970 units in the aggregate. No Adjusted EBITDA or free cash flow based PSUs will vest for each Tranche Year if the Company does not achieve at least 80% of the Tranche Year’s applicable performance targets. No one-year strategic initiatives will vest if the Company does not achieve three of the initiatives by the end of the 2025 Tranche Year. No two-year strategic initiatives will vest if the Company does not achieve four of the initiatives by the end of the 2026 Tranche Year.

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

As of June 30, 2025, there were 25,588 nonvested underlying Common Stock RSUs and PSUs (measured at 100% attainment levels for both the Adjusted EBITDA and free cash flow targets) related to awards classified as liabilities.

Special Awards

On February 19, 2025, the Compensation Committee approved modification of the performance goals applicable to all 2024 Tranche Year PSU awards. This was accounted for as a modification to the 2024 Tranche Year PSU awards which lowered the Adjusted EBITDA performance target such that 146% vesting was achieved. This modification resulted in the immediate additional vesting of 270,093 2024 Tranche Year PSUs (4,181 cash settled units and 265,912 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the six months ended June 30, 2025, the Company recognized $1.0 million of stock compensation expense related to these awards.

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

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the six months ended June 30, 2025:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs	Fair Value
Nonvested at January 1, 2025	3,876,114	$7.92
Granted (1)	5,422,243	3.57
Granted - Special Award	265,912	3.57
Vested	(1,161,440)	8.33
Vested - Special Award	(140,982)	3.57
Forfeited	(322,900)	5.83
Cancelled (2)	(1,052,237)	8.62
Cancelled - Special Award (2)	(124,930)	3.57
Nonvested at June 30, 2025	6,761,780	4.35
Tranche Years 2026 and 2027 awarded under the 2025 PSU award and Tranche Year 2026 awarded under the 2024 PSU award with grant date fair values to be determined in year 2026 and 2027, respectively	3,000,921
Total nonvested at June 30, 2025	9,762,701
(1)	The number of PSU shares granted under the Tranche Year 2025 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target, 100% for the free cash flow target, and 200% for the strategic initiatives. The number of PSU shares granted under the Tranche Year 2026 assumes the Company will attain a performance target at 100% for the strategic initiatives.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $4.4 million during the six months ended June 30, 2025.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2025

				Accumulated
	Class A Voting		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Share issuances	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	11.1	—	11.1
Stock-based compensation	—	—	6.0	—	—	6.0
Balances June 30, 2025	433,143,561	$4.3	$6,892.1	$(68.2)	$(8,553.6)	$(1,725.4)
(1)	Includes 370,586 Common Stock shares awarded to the Board of Directors, and 1,302,422 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2024

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
Net loss	—	—	—	—	(32.8)	(32.8)
Other comprehensive income	—	—	—	2.8	—	2.8
Debt for equity exchange	25,004,075	0.3	116.1	—	—	116.4
Share issuance	72,549,972	0.7	242.9	—	—	243.6
Stock-based compensation (1)	195,924	—	4.4	—	—	4.4
Balances June 30, 2024	361,354,955	$3.6	$6,601.1	$(110.8)	$(8,190.5)	$(1,696.6)
(1)	Includes 195,924 Common Stock shares awarded to the Board of Directors and 489,342 vested Common Stock RSUs and PSUs.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the six months ended June 30, 2025, due to the lingering effects of the COVID-19 pandemic and labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the six months ended June 30, 2025, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the six months ended June 30, 2025, was (1.4)%. The Company’s consolidated tax rate for the six months ended June 30, 2025, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

On July 4, 2025, the President of the United States signed the One Big Beautiful Bill Act (“OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, and modifications to depreciation deductions. While the effects of these tax law changes will not be reflected in interim or annual provisions for the period ended June 30, 2025, the Company is evaluating the impact of the OBBBA on its financial position, results of operations, and cash flows for future periods.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2025:

		Fair Value Measurements at June 30, 2025 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$1.0	$—	$—	$1.0
Marketable equity securities:
Investment in Hycroft	7.6	7.6	—	—
Total assets at fair value	$8.6	$7.6	$—	$1.0

Corporate Borrowings:
Derivative liability	$116.4	$—	$—	$116.4
Total liabilities at fair value	$116.4	$—	$—	$116.4

Derivative liability valuation. On July 22, 2024, the Company issued Existing Exchangeable Notes with conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation, see Note 6—Corporate Borrowings and Finance Lease Liabilities for further information. The derivative features have been valued using a binomial lattice approach. The binomial lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the Existing Exchangeable Notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other income in the condensed consolidated statements of operations.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$20.0	$—	$20.0	$—
Corporate borrowings (excluding derivative liability above)	3,872.8	—	3,719.1	—

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

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,114.2	$283.7	$1,397.9
Less:
Film exhibition costs	325.6	66.5	392.1
Food and beverage costs	72.8	23.3	96.1
Operating expense, excluding depreciation and amortization (2)	342.3	113.5	455.8
Rent	162.7	59.9	222.6
General and administrative expense - other, excluding depreciation and amortization (3)	29.5	22.7	52.2
Other segment items (4)	0.3	(10.4)	(10.1)
Adjusted EBITDA	$181.0	$8.2	$189.2

	Three Months Ended
	June 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$815.9	$214.7	$1,030.6
Less:
Film exhibition costs	224.6	47.7	272.3
Food and beverage costs	53.8	16.1	69.9
Operating expense, excluding depreciation and amortization (2)	293.3	95.2	388.5
Rent	162.6	55.8	218.4
General and administrative expense - other, excluding depreciation and amortization (3)	28.3	16.2	44.5
Other segment items (4)	(2.1)	0.6	(1.5)
Adjusted EBITDA	$55.4	$(16.9)	$38.5

	Six Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,731.2	$529.2	$2,260.4
Less:
Film exhibition costs	476.8	120.1	596.9
Food and beverage costs	113.8	39.5	153.3
Operating expense, excluding depreciation and amortization (2)	629.4	216.8	846.2
Rent	325.3	115.4	440.7
General and administrative expense - other, excluding depreciation and amortization (3)	61.7	40.8	102.5
Other segment items (4)	0.6	(11.0)	(10.4)
Adjusted EBITDA	$123.6	$7.6	$131.2

	Six Months Ended
	June 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,505.0	$477.0	$1,982.0
Less:
Film exhibition costs	401.7	109.9	511.6
Food and beverage costs	98.8	34.1	132.9
Operating expense, excluding depreciation and amortization (2)	580.0	201.8	781.8
Rent	328.3	114.6	442.9
General and administrative expense - other, excluding depreciation and amortization (3)	62.7	35.2	97.9
Other segment items (4)	(1.7)	(0.7)	(2.4)
Adjusted EBITDA	$35.2	$(17.9)	$17.3

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses or income as further defined in the reconciliation of net loss to Adjusted EBITDA below.
(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, net periodic cost (benefit), and attributable EBITDA from international theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$59.1	$18.7	$77.8
Income tax provision	0.5	0.7	1.2
Other expense (income)	4.3	(34.3)	(30.0)
Other significant noncash items:
Stock-based compensation expense	5.4	0.6	6.0
Equity in earnings of non-consolidated entities	(2.0)	(0.1)	(2.1)
Capital expenditures	34.0	15.5	49.5

	Three Months Ended
	June 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$61.4	$17.4	$78.8
Income tax provision	0.6	0.1	0.7
Other income	(106.7)	(0.5)	(107.2)
Other significant noncash items:
Stock-based compensation expense	4.1	0.4	4.5
Equity in (earnings) loss of non-consolidated entities	(2.1)	1.1	(1.0)
Capital expenditures	33.8	10.8	44.6

	Six Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$117.9	$36.0	$153.9
Income tax provision	1.4	1.4	2.8
Other income	(40.4)	(47.6)	(88.0)
Other significant noncash items:
Stock-based compensation expense	10.9	0.8	11.7
Equity in earnings of non-consolidated entities	(2.7)	(0.2)	(2.9)
Capital expenditures	65.8	30.7	96.5

	Six Months Ended
	June 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$124.9	$35.5	$160.4
Income tax provision	1.2	1.3	2.5
Other income	(112.1)	(34.2)	(146.3)
Other significant noncash items:
Stock-based compensation expense	8.3	0.5	8.8
Equity in (earnings) loss of non-consolidated entities	(5.6)	0.9	(4.7)
Capital expenditures	65.5	29.6	95.1

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(4.7)	$(32.8)	$(206.8)	$(196.3)
Plus:
Income tax provision (1)	1.2	0.7	2.8	2.5
Interest expense	129.6	99.0	248.7	200.2
Depreciation and amortization	77.8	78.8	153.9	160.4
Certain operating expense (2)	2.6	1.0	5.4	1.5
Equity in earnings of non-consolidated entities (3)	(2.1)	(1.0)	(2.9)	(4.7)
Attributable EBITDA (4)	0.1	(0.7)	0.5	(0.1)
Investment income (5)	(1.4)	(6.1)	(7.1)	(11.2)
Other income (6)	(20.0)	(105.0)	(78.1)	(143.8)
Merger, acquisition and other costs (7)	0.1	0.1	3.1	—
Stock-based compensation expense (8)	6.0	4.5	11.7	8.8
Adjusted EBITDA	$189.2	$38.5	$131.2	$17.3
(1)	For information regarding the income tax provision, see Note 8—Income Taxes.

(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, non-cash deferred digital equipment rent expense, and disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(1.8) million. Equity in earnings of non-consolidated entities during the three months ended June 30, 2024 primarily consisted of equity in earnings from AC JV of $(1.9) million.

Equity in earnings of non-consolidated entities during the six months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(2.6) million. Equity in earnings of non-consolidated entities during the six months ended June 30, 2024 primarily consisted of equity in earnings from AC JV of $(5.2) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in earnings of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Equity in (earnings) of non-consolidated entities	$(2.1)	$(1.0)	$(2.9)	$(4.7)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.2)	(2.1)	(3.0)	(5.6)
Equity in (loss) of International theatre joint ventures	(0.1)	(1.1)	(0.1)	(0.9)
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.1)
Investment expense	—	—	—	0.1
Interest expense	0.1	0.1	0.1	0.1
Depreciation and amortization	0.2	0.4	0.6	0.7
Attributable EBITDA	$0.1	$(0.7)	$0.5	$(0.1)

(5)	Investment income during the three months ended June 30, 2025 includes interest income of $(1.7) million, partially offset by decreases in the estimated fair value of the Company’s investment in common shares of Hycroft of $0.1 million and decreases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $0.2 million. Investment income during the three months ended June 30, 2024 included interest income of $(5.4) million, an increase in the estimated fair value of the Company’s investment in common shares of Hycroft of $(0.4) million and an increase in the estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $(0.3) million.

Investment income during the six months ended June 30, 2025 includes interest income of $(4.6) million, increases in the estimated fair value of the Company’s investment in common shares of Hycroft of $(2.3) million, and increases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $(0.2) million. Investment income during the six months ended June 30, 2024 included interest income of $(11.5) million, partially offset by decreases in the estimated fair value of the Company’s investment in common shares of Hycroft of $0.1 million and decreases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $0.2 million.

(6)	Other income during the three months ended June 30, 2025 includes an increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes of $3.9 million and foreign currency transaction gains of $(23.9) million. Other income during the three months ended June 30, 2024 included shareholder litigation recoveries of $(19.1) million, foreign currency transaction gains of $(0.6)

million and gains on debt extinguishment of $(85.3) million.

Other income during the six months ended June 30, 2025 includes a decrease in fair value of the derivative liability of the embedded conversion feature in the Existing Exchangeable Notes of $(41.2) million and foreign currency transaction gains of $(36.9) million. Other income during the six months ended June 30, 2024 included shareholder litigation recoveries of $(19.1) million, gains on debt extinguishment of $(91.1) million, a vendor dispute settlement of $(36.2) million and foreign currency transaction losses of $2.6 million.

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

On August 14, 2023, a putative class action on behalf of holders of AMC Preferred Equity Units, captioned Simons v. AMC Entertainment Holdings, Inc., C.A. No. 2023-0835-MTZ (the “Simons Action”), was filed against the Company in the Delaware Court of Chancery. The Simons Action asserted claims for a declaratory judgment, injunctive relief, and breach of contract, and alleged that the Settlement Payment in the Shareholder Litigation violated the Certificate of Designations that governed the AMC Preferred Equity Units prior to the conversion of the AMC Preferred Equity Units into Common Stock. On September 12, 2023, the Company filed a motion to dismiss the complaint. On December 26, 2023, plaintiff filed an amended complaint, which added a claim for breach of the implied covenant of good faith and fair dealing. On February 16, 2024, the Company filed a motion to dismiss the amended complaint. On October 2, 2024, the court granted the Company’s motion to dismiss, and dismissed the amended complaint with prejudice. On October 30, 2024, the plaintiff filed a notice of appeal in the Delaware Supreme Court. On May 8, 2025, the Delaware Supreme Court affirmed the court’s dismissal of the amended complaint.

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

The remaining insurer contested whether it owed coverage for the Settlement Payment, claiming it does not constitute a “Loss” under its insurance policy. On February 28, 2025, the court denied a motion for summary judgment by the remaining insurer in the Coverage Action. Additionally, the court partially granted the Company’s motion for summary judgment, ruling that the Settlement Payment constituted a covered loss, but that genuine issues of material fact existed for trial regarding whether AMC complied with the consent provisions of the Policies in connection with the Settlement Payment (the “Consent Defense”). Subsequently, pursuant to a joint stipulated order entered by the court on March 9, 2025, the remaining insurer withdrew its Consent Defense (but preserved its Loss Defense for appeal) and on April 9, 2025, the court entered a final judgment in favor of the Company in the amount of $5.0 million plus pre-judgment interest of $0.7 million. On May 8, 2025, the insurer filed a notice of appeal to the Supreme Court of the State of Delaware.

AMC also has claims for coverage from additional insurers, however, those insurers’ policies contain mandatory arbitration provisions, so they were not included in the Coverage Action. On January 24, 2025, the Company sent a notice of arbitration to the four remaining insurers with mandatory arbitration provisions on the same grounds as the Coverage Action (the “Coverage Arbitration”).

On September 17, 2024, an action captioned A Holdings – B LLC, et al. v. GLAS Trust Company LLC, Index No. 654878/2024 (the “Intercreditor Litigation”), was filed in the Supreme Court of the State of New York. The Intercreditor Litigation was filed by an ad hoc group of holders of the Company’s 7.500% Senior Secured Notes due 2029 (the “Existing 7.5% Notes”) asserting claims for breach of contract and seeking a declaratory judgment against the Company and GLAS Trust Company LLC (“GLAS”), the trustee under the indenture for the Company’s Second Lien Notes (as defined herein), in connection with the refinancing transactions announced by AMC on July 22, 2024 (the

“2024 Refinancing Transactions”). Plaintiffs alleged that GLAS and the Company breached the first lien/second lien intercreditor agreement dated July 31, 2020 (the “Intercreditor Agreement”) by improperly transferring collateral that secured the Existing 7.5% Notes free of such liens and eliminating the Existing 7.5% Notes’ priority in certain other collateral in connection with the 2024 Refinancing Transactions. On November 20, 2024, the Company filed a motion to dismiss the complaint, which was fully briefed and scheduled for oral argument on August 25, 2025. On July 25, 2025, following the effectiveness of the 2025 Refinancing Transactions (as defined herein), the parties to the Intercreditor Litigation filed a stipulation of discontinuance with prejudice in the Intercreditor Litigation. On July 29, 2025, the court issued a decision and order discontinuing the action and dismissing the complaint in the Intercreditor Litigation with prejudice and without costs. See Note 13—Subsequent Events for additional details.

NOTE 12—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon conversion of the Existing Exchangeable Notes, if dilutive. Diluted loss per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Existing Exchangeable Notes.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss for basic and diluted loss per share	$(4.7)	$(32.8)	$(206.8)	$(196.3)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	433,144	321,581	432,064	292,496
Basic and diluted loss per common share	$(0.01)	$(0.10)	$(0.48)	$(0.67)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Unvested RSUs of 4,560,303 for each of the three and six months ended June 30, 2025, were not included in the computation of diluted loss per share because the RSUs would be anti-dilutive. Unvested RSUs of 2,579,669 for each of the three and six months ended June 30, 2024, were not included in the computation of diluted loss per share because the RSUs would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted loss per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,201,477 at certain performance targets for each of the three and six months ended June 30, 2025, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 918,340 at certain performance targets for each of the three and six months ended June 30, 2024, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company has excluded approximately 88.7 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for each of the three and six months ended June 30, 2025 because the issuable shares would be anti-dilutive.

NOTE 13—SUBSEQUENT EVENTS

Transaction Support Agreement

On July 1, 2025, the Company and Muvico, LLC, a wholly owned subsidiary of the Company (“Muvico”), entered into a Transaction Support Agreement (the “Transaction Support Agreement”) providing for a series of refinancing transactions (the “2025 Refinancing Transactions”). The creditors party to the Transaction Support Agreement include certain holders of the Company’s Existing 7.5% Notes (the “Consenting 7.5% Noteholders”), certain holders of the Existing Exchangeable Notes, (the “Consenting Exchangeable Noteholders”) and certain lenders of the Company’s term loans outstanding under its credit agreement (the “Credit Agreement”, and any such consenting lenders, the “Consenting Term Loan Lenders” together with the Consenting 7.5% Noteholders and Consenting Exchangeable Noteholders, the “Consenting Parties”).

On July 1, 2025, the Consenting Exchangeable Noteholders exchanged initially $143.0 million aggregate principal amount of Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders for 79,800,000 shares of Common Stock, which were reserved or authorized to be exchanged for the Existing Exchangeable Notes held by such holders.

On July 24, 2025 (the “Closing Date”), the Company and Muvico completed the 2025 Refinancing Transactions as contemplated by the Transaction Support Agreement. In connection with the 2025 Refinancing Transactions, on the Closing Date:

●	The Consenting 7.5% Noteholders (i) provided approximately $244.4 million of gross proceeds of incremental, new money financing and (ii) exchanged $590.0 million aggregate principal amount of Existing 7.5% Notes held by the Consenting 7.5% Noteholders on a dollar-for-dollar basis for a total of $857.0 million aggregate principal amount of new Senior Secured Notes due 2029 (the “New 2029 Notes”).
●	The Consenting Exchangeable Noteholders exchanged approximately $194.4 million aggregate principal amount of the remaining Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders, on a dollar-for-dollar basis, for new Senior Secured Exchangeable Notes due 2030 issued by Muvico (the “New Exchangeable Notes”). The principal amount of New Exchangeable Notes held by the Consenting Exchangeable Noteholders is subject to potential downward adjustment, depending on the trading price of the Company’s Common Stock for a period following the initial exchange. The Company has also agreed to pay certain transaction fees, subject to certain conditions described in the Transaction Support Agreement, either in the form of Common Stock or as additional New Exchangeable Notes.
●	The Consenting Term Loan Lenders and certain other lenders party to the Credit Agreement (which constituted the “Required Lenders” as defined in the Credit Agreement), the Company, Muvico and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent under the Credit Agreement, entered into an amendment to the Credit Agreement permitting the 2025 Refinancing Transactions. The Consenting Term Loan Lenders were paid consent fees of approximately $22.3 million.
●	The Company and the Consenting Parties entered into a settlement and mutual release agreement with respect to the 2025 Refinancing Transactions, pursuant to which the parties have agreed that they will not directly or indirectly take any action in furtherance of the Intercreditor Litigation and to dismiss with prejudice any claims with respect to the Intercreditor Litigation.

The following sections provide summaries of the key terms and provisions of the New 2029 Notes Indenture (as defined herein), the New Exchangeable Notes Indenture (as defined herein), and the Credit Agreement Amendment (as defined herein).

New 2029 Notes Indenture

Interest, Guarantees and Security

The New 2029 Notes were issued pursuant to an indenture (the “New 2029 Notes Indenture”), dated as of the Closing Date, by and among Muvico, as issuer, the Company, as a guarantor, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and as collateral agent (in such capacity, the “New 2029 Notes Collateral Agent”).

The New 2029 Notes will bear interest at a rate per annum equal to the Applicable Rate (as defined in the New 2029 Notes Indenture), payable semi-annually in arrears in cash and, to the extent required, in payment-in-kind (“PIK”) interest on June 15 and December 15 of each year, beginning on December 15, 2025. The New 2029 Notes will mature on February 19, 2029, unless redeemed in full prior to such maturity date, pursuant to the terms contained in the New 2029 Notes Indenture. If, by December 10, 2025, the Company has not obtained the necessary shareholder approvals required to issue the Company’s Common Stock underlying the New Exchangeable Notes (the “Required Shareholder Approval”), the interest rate per annum payable with respect to the New 2029 Notes will increase by either 1.00% cash interest or 2.00% PIK interest, as determined by the Company in its sole discretion (the “Additional Rate”). The Additional Rate will (i) go into effect concurrent with any rate adjustment to the New Exchangeable Notes and (ii) remain in force for any duration of time in which the New Exchangeable Notes remain outstanding and are not exchangeable.

Muvico’s obligations under the New 2029 Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of the Company’s subsidiaries that guarantee the Company’s and Muvico’s obligations under the Credit Agreement, and all of the Company’s future subsidiaries that guarantee the Company’s or any of the Company’s subsidiaries other material indebtedness, including under the Credit Agreement. The New 2029 Notes are secured (a) on a first lien priority basis on the assets of the Company and the guarantors under the indenture governing the Company’s Existing 7.5% Notes (the “Existing 7.5% Notes Indenture”) (such guarantors, collectively, the “AMC Group Guarantors”), pari passu with the liens securing the term loans under the Credit Agreement, and, other than with respect to any turnover in favor of the Credit Agreement by the Existing Exchangeable Notes, the Existing Exchangeable Notes, and (b) on a 1.5 lien priority basis on the assets of Muvico, Centertainment Development, LLC (“Centertainment”), and their guarantor subsidiaries under the Existing Exchangeable Notes Indenture and AMC Theatres of UK Limited (together with Centertainment and such guarantor subsidiaries, collectively, the “Muvico Group Guarantors”; the Muvico Group Guarantors, together with the AMC Group Guarantors, collectively, the “Existing Guarantors”), which lien will only be junior to the liens securing the term loans under the Credit Agreement and the New Exchangeable Notes and senior to the liens securing any other funded debt of Muvico, including, but not limited to, the Existing Exchangeable Notes.

Covenants and Events of Default

The New 2029 Notes Indenture contains covenants that limit the ability of Muvico, the Company and its subsidiaries to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. The New 2029 Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding New 2029 Notes to be due and payable immediately.

New Exchangeable Notes Indenture

Interest, Guarantees and Security

The New Exchangeable Notes were issued pursuant to an indenture (the “New Exchangeable Notes Indenture”), dated as of the Closing Date, by and among Muvico, as issuer, the Company, as a guarantor, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and as collateral agent (in such capacity, the “New Exchangeable Notes Collateral Agent”).

The New Exchangeable Notes will initially bear interest at a rate per annum of 6.00% cash interest and 2.00% PIK interest, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15,

2025; provided that so long as the Required Shareholder Approval has been obtained on or before December 10, 2025 (the “Interest Adjustment Date”), the interest rate will be decreased, from and after the Interest Adjustment Date, to 1.50% cash interest (and no PIK interest) per annum. In the event that receipt of the Required Shareholder Approval does not occur prior to the Interest Adjustment Date, the interest rate on the New Exchangeable Notes will be increased, from and after the Interest Adjustment date, to 9.50% cash interest and 3.50% PIK interest per annum (until any later date on which such Required Shareholder Approval is obtained, from and after which the interest rate will be decreased to 1.50% cash interest (and no PIK interest) per annum). The New Exchangeable Notes will mature on April 30, 2030, unless redeemed or exchanged in full prior to such maturity date, pursuant to the terms contained in the New Exchangeable Notes Indenture.

Muvico’s obligations under the New Exchangeable Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and the Company’s subsidiaries that guarantee the Company and Muvico’s obligations under the Credit Agreement, and all of the Company’s future subsidiaries that guarantee the Company’s other material indebtedness, including under the Credit Agreement. The New Exchangeable Notes are secured (a) on a first lien priority basis on the assets of the Company and the guarantors under the Existing 7.5% Notes Indenture, pari passu with the liens securing the term loans under the Credit Agreement, the Existing Exchangeable Notes, the New 2029 Notes and the remaining Existing 7.5% Notes, subject to the Intercreditor Agreement, and will be subject to the same turnover provisions as the Existing Exchangeable Notes for the benefit of the term loans under the Credit Agreement and (b) on a 1.25 lien priority basis on the assets of Muvico, Centertainment and their guarantor subsidiaries under the Existing Exchangeable Notes Indenture and AMC Theatres of UK Limited, which lien will only be junior to the liens securing the term loans under the Credit Agreement and senior to the liens securing the New 2029 Notes and the liens securing any other funded debt of Muvico, including, but not limited to, the Existing Exchangeable Notes.

Exchange Mechanics; Soft Call; Fundamental Change; Redemption

Prior to a Required Shareholder Approval, the New Exchangeable Notes are not exchangeable into Common Stock. Following the Required Shareholder Approval, the New Exchangeable Notes will be exchangeable, at the option of the holders thereof, into Common Stock at a stock price (the “Exchange Price”) calculated based on a formula described in the New Exchangeable Notes Indenture.

Under the terms of the New Exchangeable Notes Indenture, the Company has also agreed that for a period of six months following the Required Shareholder Approval, the Company will not engage in at-the-market offerings that exceed the lesser of 25,000,000 aggregate shares of Common Stock or $50,000,000 in aggregate net proceeds raised through such at-the-market offerings; provided, however, that if either (i) the share price of the Common Stock exceeds 200% of the Soft Call Trigger Price (as defined in the New Exchangeable Notes Indenture) at any time, determined based on the average of the Daily VWAPs (as defined in the New Exchangeable Notes Indenture) for any period of two consecutive Trading Days or (ii) at least 100,000,000 shares of Common Stock have traded above 200% of the Soft Call Trigger Price, then, in either case, all such restrictions with respect to the Company’s ability to engage in at-the-market offerings will no longer apply, so long as any Common Stock sold in any such offering is sold at a price no less than 200% of the Soft Call Trigger Price.

At any time from and after the date that is one business day following the date on which the Exchange Price has been initially determined until the close of business on the second Trading Day immediately preceding the maturity date of the New Exchangeable Notes, each holder of the New Exchangeable Notes will have the right, at its option, to surrender for exchange all or a portion of its New Exchangeable Notes at the Exchange Rate for Common Stock based on the applicable Exchange Rate (as defined in the New Exchangeable Notes Indenture) then in effect. During such period, Muvico will have the right, at its election, to redeem all (but not less than all) of the outstanding New Exchangeable Notes at a price equal to the aggregate principal amount of the New Exchangeable Notes, plus accrued and unpaid interest thereon to, but excluding, the date of such redemption if the Daily VWAP per share of Common Stock exceeds 110% of the Exchange Price for fifteen consecutive Trading Days ending on (and including) the Trading Day immediately before the date on which Muvico sends a notice to holders calling such New Exchangeable Notes for redemption (a “Soft Call Notice”). Any such Soft Call Notice will provide that the applicable redemption of the New Exchangeable Notes will occur on a business day of Muvico’s choosing, not more than ten and not less than five business days after the date of the Soft Call Notice. Notwithstanding the foregoing, holders of New Exchangeable Notes will be entitled within two business days of such Soft Call Notice to submit their New Exchangeable Notes for exchange under the terms of the New Exchangeable Notes Indenture.

In the event that holders of New Exchangeable Notes voluntarily elect to exchange their New Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “Exchange Adjustment Consideration”) equal to (i) prior to July 22, 2027, 21.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (ii) on or after July 22, 2027 and prior to July 22, 2028, 14.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (iii) on or after July 22, 2028 and prior to July 22, 2029, 7.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; and (iv) on or after July 22, 2029, zero. Muvico, at its option, will be entitled to pay the Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 110% of the Exchange Price), subject to restrictions under the Credit Agreement, or cash in twelve equal installments over the twelve-month period following the applicable exchange or a combination thereof.

If certain corporate events that constitute a Fundamental Change (as defined in the New Exchangeable Notes Indenture) occur, then holders will have the right to require Muvico to repurchase their New Exchangeable Notes at a cash repurchase price equal to 100% of the aggregate principal amount of the New Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the Fundamental Change Repurchase Date (as defined in the New Exchangeable Notes Indenture). The definition of Fundamental Change includes certain business combination transactions involving the Company, stockholder approval of any plan or proposal for the liquidation or dissolution of the Company and certain de-listing events with respect to Common Stock.

Muvico will also be required to mandatorily redeem all of the issued and outstanding New Exchangeable Notes at a purchase price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of purchase in the event that, as of November 17, 2028, the aggregate principal amount outstanding of the Existing 7.5% Notes and New 2029 Notes exceeds an aggregate principal amount of $190,000,000.

Covenants and Events of Default

The New Exchangeable Notes Indenture contains covenants that limit the ability of Centertainment and Muvico and their future respective subsidiaries  to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to a number of important limitations and exceptions. The New Exchangeable Notes Indenture also incorporates the other restrictive covenants contained in the New 2029 Notes Indenture. The New Exchangeable Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding New Exchangeable Notes to be due and payable immediately.

Additional New Exchangeable Notes

The New Exchangeable Notes Indenture provides that in the event that the Required Shareholder Approval is not obtained within 180 days of the Closing Date, Muvico will promptly issue $15.0 million aggregate principal amount of additional New Exchangeable Notes to the holders of the New Exchangeable Notes, pro rata based on the percentage of outstanding New Exchangeable Notes held by each such holder as of the Closing Date and rounded to the nearest $1.00 increment.

Credit Agreement Amendment

On the Closing Date, the Company entered into that certain First Amendment to Credit Agreement (the “Credit Agreement Amendment”), by and among the Company and Muvico, as borrowers, the Existing Guarantors, the lenders party thereto (which constituted the “Required Lenders” as defined in the Credit Agreement) and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent, which amends the Credit Agreement. Pursuant to the Credit Agreement Amendment, certain covenants were amended to permit the consummation of the Transactions and directed Wilmington Savings Fund Society, FSB, as collateral agent in respect of the existing term loans (in such capacity, the “Credit Agreement Collateral Agent”), to enter into the A&R First Lien/Second Lien Centertainment Group Intercreditor Agreement (as defined below) and the First Lien/Intermediate Lien Intercreditor Agreement (as defined below).

Intercreditor Agreements

A&R First Lien/Second Lien Centertainment Group Intercreditor Agreement

On the Closing Date, the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the collateral agent for the noteholders of the Existing Exchangeable Notes (the “Existing Exchangeable Notes Collateral Agent”), the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain Amended and Restated First Lien/Second Lien Intercreditor Agreement (the “First Lien/Second Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the Credit Agreement Collateral Agent, the Exchangeable Notes Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

Existing First Lien Restricted Group Intercreditor Joinder Agreement

On the Closing Date, the Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent, in its capacity as controlling collateral agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain Joinder No. 5 to the First Lien Intercreditor Agreement (the “Existing First Lien Restricted Group Intercreditor Joinder Agreement”), pursuant to which the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent joined that certain First Lien Intercreditor Agreement, dated as of April 24, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Existing Restricted Group First Lien Intercreditor Agreement”), among the Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent and the other agents party thereto, and became bound by the Existing Restricted Group First Lien Intercreditor Agreement, which governs the relative priorities of the collateral agents party thereto and their respective security interests in the collateral granted by the Company and the AMC Group Guarantors and certain other matters related to the administration of security interests.

First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement

On the Closing Date, the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain First Lien/Intermediate Lien Intercreditor Agreement (the “First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement

On the Closing Date, the Company, Muvico, Centertainment and the other Muvico Group Guarantors, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain 1.25 Lien/1.5 Lien Intercreditor Agreement (the “1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

Supplemental Indentures

In connection with entering into the Transaction Support Agreement, with the consent of the holders of a majority of the Existing Exchangeable Notes, Muvico entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture governing the Company’s Existing Exchangeable Notes, with the guarantors party thereto and the trustee and notes collateral agent thereunder. Among other things, the Supplemental Indenture makes amendments to the indenture to permit the 2025 Refinancing Transactions.

Prior to the 2025 Refinancing Transactions, with the consent of the holders of a majority in aggregate principal amount of the outstanding Existing 7.5% Notes, the Company, the guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, entered into a supplemental indenture (the “Existing 7.5% Notes Supplemental Indenture”) to the Existing 7.5% Notes Indenture. Among other things, the Existing 7.5% Notes Supplemental Indenture made amendments to the Existing 7.5% Notes Indenture to permit the 2025 Refinancing Transactions.

Subordinated Note Redemption

On July 7, 2025, the Company delivered notices of conditional full redemption (the “Notices”) to holders of the Company’s outstanding 5.875% Senior Subordinated Notes due 2026 (the “Senior Subordinated Notes due 2026”) and 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes”) (collectively, the “Subordinated Notes”) to redeem the Subordinated Notes in full, in each case, at a redemption price of 100% of the principal amount of the Subordinated Notes outstanding, plus accrued and unpaid interest to the applicable redemption date (the “Redemptions”). On July 28, 2025, the Company used the proceeds from the issuance of the New 2029 Notes to fully redeem the Second Lien Notes and therefore the Second Lien Notes were classified as non-current within the condensed consolidated balance sheet as of June 30, 2025. On August 6, 2025, the Company fully redeemed the Senior Subordinated Notes due 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. In order to achieve net positive cash flows from operating activities, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Class A common stock (“Common Stock”) and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the 2025 Refinancing Transactions and 2024 Refinancing Transactions, including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Existing Exchangeable Notes or our New Exchangeable Notes, (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows from operating activities to overcome liquidity concerns or may be insufficient to do so if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues and (iii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with the 2025 Refinancing Transactions or 2024 Refinancing Transactions;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in higher cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and the financial burden imposed by tariffs on motion picture production;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock and could result in increased interest costs from our debt instruments;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the One Big Beautiful Bill Act of 2025;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability, including costs associated with the ongoing securities class action lawsuits;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of June 30, 2025, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of June 30, 2025, we owned, operated or had interests in 864 theatres and 9,717 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, in-house), XL screens, SCREENX, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of June 30, 2025 and June 30, 2024:

	U.S. Markets		International Markets		Consolidated
	As of June 30,		As of June 30,		As of June 30,
Format	2025	2024	2025	2024	2025	2024
Number of theatres:
IMAX®	182	183	35	33	217	216
Dolby Cinema™ theatres	167	162	7	7	174	169
In-house PLF	63	61	79	76	142	137
Dine-in	48	49	3	3	51	52
Premium seating	366	363	88	82	454	445
XL screens	10	—	72	—	82	—
SCREENX	—	—	6	6	6	6
Number of screens:
IMAX®	183	184	35	33	218	217
Dolby Cinema™ theatres	167	162	7	7	174	169
In-house PLF	67	61	82	79	149	140
Dine-in	666	675	13	13	679	688
Premium seating	3,641	3,597	618	560	4,259	4,157
XL screens	19	—	85	—	104	—
SCREENX	—	—	6	6	6	6

In March 2025, we signed a letter of intent with CJ 4DPLEX to open 40 4DX and an additional 25 SCREENX locations worldwide. The majority of the premium screens will be deployed in U.S. markets. The first auditoriums with SCREENX and 4DX screens are expected to open in 2025 with the full roll out expected to be completed by 2027.

We also announced expanded partnerships with Dolby Laboratories, Inc and IMAX Corporation to expand and upgrade our offerings in those premium formats. We expect to open an additional 40 Dolby Cinema at AMC locations over the next several years and fourteen new IMAX locations by the end of 2033. Additionally, we plan to upgrade an additional 68 IMAX locations to IMAX with Laser.

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

As of June 30, 2025, we had a combined total of approximately 36.5 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”), Premiere GO!, and AMC Stubs Insider™ (“Insider”) programs, combined. During the six months ended June 30, 2025, our AMC Stubs® members represented approximately 49% of AMC U.S. markets attendance.

We currently have approximately 19 million members in our various International loyalty programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of June 30, 2025, approximately 1.8 million shares of our Common Stock were directly registered with our transfer agent by 14,554 stockholders. The balance of our outstanding Common Stock was held in “street name” through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Events—For the Six Months Ended June 30, 2025

NCM ESA Amendment. On April 17, 2025, NCM entered into the Amended ESA with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. Concurrently with entering into the Amended ESA, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Share Issuances. During the six months ended June 30, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock.

Additionally, during the six months ended June 30, 2025, we issued shares through an “at-the-market offering”. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	June 30, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the share issuances.

Significant Events—For the Six Months Ended June 30, 2024

Debt for Equity Exchange. The below table summarizes the various debt for equity transactions that occurred during the six months ended June 30, 2024. The transactions were treated as early extinguishments of the debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. The below table summarizes the debt for equity exchanges.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Cost	Extinguishment	Exchanged
Second Lien Notes due 2026	$191.4	27,545,325	$130.5	$91.1	$7.4

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

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
Revenues
Admissions	$762.6	$564.4	35.1%	$1,236.1	$1,094.9	12.9%
Food and beverage	499.6	367.1	36.1%	783.0	688.3	13.8%
Other theatre	135.7	99.1	36.9%	241.3	198.8	21.4%
Total revenues	1,397.9	1,030.6	35.6%	2,260.4	1,982.0	14.0%
Operating Costs and Expenses
Film exhibition costs	392.1	272.3	44.0%	596.9	511.6	16.7%
Food and beverage costs	96.1	69.9	37.5%	153.3	132.9	15.3%
Operating expense, excluding depreciation and amortization below	458.4	389.5	17.7%	851.6	783.3	8.7%
Rent	222.6	218.4	1.9%	440.7	442.9	(0.5)%
General and administrative:
Merger, acquisition and other costs	0.1	0.1	0.0%	3.1	—	NA %
Other, excluding depreciation and amortization below	58.2	49.0	18.8%	114.2	106.7	7.0%
Depreciation and amortization	77.8	78.8	(1.3)%	153.9	160.4	(4.1)%
Operating costs and expenses	1,305.3	1,078.0	21.1%	2,313.7	2,137.8	8.2%
Operating income (loss)	92.6	(47.4)	* %	(53.3)	(155.8)	(65.8)%
Other expense (income), net:
Other income	(32.1)	(108.2)	(70.3)%	(90.9)	(151.0)	(39.8)%
Interest expense:
Corporate borrowings	109.6	89.2	22.9%	218.6	180.2	21.3%
Finance lease obligations	1.4	0.6	* %	2.6	1.5	73.3%
Non-cash NCM exhibitor service agreement	18.6	9.2	* %	27.5	18.5	48.6%
Investment income	(1.4)	(6.1)	(77.0)%	(7.1)	(11.2)	(36.6)%
Total other expense (income), net	96.1	(15.3)	* %	150.7	38.0	* %
Loss before income taxes	(3.5)	(32.1)	(89.1)%	(204.0)	(193.8)	5.3%
Income tax provision	1.2	0.7	71.4%	2.8	2.5	12.0%
Net loss	$(4.7)	$(32.8)	(85.7)%	$(206.8)	$(196.3)	5.3%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
Operating Data:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Screen acquisitions	25	—	25	1
Screen dispositions	21	85	101	130
Screen construction (closures), net	(12)	(31)	(5)	(41)
Average screens (1)	9,402	9,618	9,416	9,660
Number of screens operated	9,717	9,889	9,717	9,889
Number of theatres operated	864	886	864	886
Screens per theatre	11.2	11.2	11.2	11.2
Attendance (in thousands) (1)	62,807	50,013	104,710	96,644
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Revenues
Admissions	$598.7	$438.4	$163.9	$126.0	$762.6	$564.4
Food and beverage	411.4	304.2	88.2	62.9	499.6	367.1
Other theatre	104.1	73.3	31.6	25.8	135.7	99.1
Total revenues	1,114.2	815.9	283.7	214.7	1,397.9	1,030.6
Operating Costs and Expenses
Film exhibition costs	325.6	224.6	66.5	47.7	392.1	272.3
Food and beverage costs	72.8	53.8	23.3	16.1	96.1	69.9
Operating expense, excluding depreciation and amortization below	343.1	293.5	115.3	96.0	458.4	389.5
Rent	162.7	162.6	59.9	55.8	222.6	218.4
General and administrative expense:
Merger, acquisition and other costs	0.1	0.1	—	—	0.1	0.1
Other, excluding depreciation and amortization below	34.9	32.4	23.3	16.6	58.2	49.0
Depreciation and amortization	59.1	61.4	18.7	17.4	77.8	78.8
Operating costs and expenses	998.3	828.4	307.0	249.6	1,305.3	1,078.0
Operating income (loss)	115.9	(12.5)	(23.3)	(34.9)	92.6	(47.4)
Other expense (income), net:
Other expense (income)	2.3	(108.8)	(34.4)	0.6	(32.1)	(108.2)
Interest expense:
Corporate borrowings	94.4	74.2	15.2	15.0	109.6	89.2
Finance lease obligations	—	0.1	1.4	0.5	1.4	0.6
Non-cash NCM exhibitor service agreement	18.6	9.2	—	—	18.6	9.2
Investment income	(1.4)	(5.5)	—	(0.6)	(1.4)	(6.1)
Total other expense (income), net	113.9	(30.8)	(17.8)	15.5	96.1	(15.3)
Earnings (loss) before income taxes	2.0	18.3	(5.5)	(50.4)	(3.5)	(32.1)
Income tax provision	0.5	0.6	0.7	0.1	1.2	0.7
Net earnings (loss)	$1.5	$17.7	$(6.2)	$(50.5)	$(4.7)	$(32.8)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Segment Operating Data:
Screen acquisitions	16	—	9	—	25	—
Screen dispositions	8	45	13	40	21	85
Screen construction (closures), net	(12)	(18)	—	(13)	(12)	(31)
Average screens (1)	7,077	7,228	2,325	2,390	9,402	9,618
Number of screens operated	7,131	7,262	2,586	2,627	9,717	9,889
Number of theatres operated	540	554	324	332	864	886
Screens per theatre	13.2	13.1	8.0	7.9	11.2	11.2
Attendance (in thousands) (1)	46,889	36,493	15,918	13,520	62,807	50,013
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Revenues
Admissions	$929.8	$810.0	$306.3	$284.9	$1,236.1	$1,094.9
Food and beverage	628.6	550.5	154.4	137.8	783.0	688.3
Other theatre	172.8	144.5	68.5	54.3	241.3	198.8
Total revenues	1,731.2	1,505.0	529.2	477.0	2,260.4	1,982.0
Operating Costs and Expenses
Film exhibition costs	476.8	401.7	120.1	109.9	596.9	511.6
Food and beverage costs	113.8	98.8	39.5	34.1	153.3	132.9
Operating expense, excluding depreciation and amortization below	631.5	580.3	220.1	203.0	851.6	783.3
Rent	325.3	328.3	115.4	114.6	440.7	442.9
General and administrative expense:
Merger, acquisition and other costs	3.1	—	—	—	3.1	—
Other, excluding depreciation and amortization below	72.6	71.0	41.6	35.7	114.2	106.7
Depreciation and amortization	117.9	124.9	36.0	35.5	153.9	160.4
Operating costs and expenses	1,741.0	1,605.0	572.7	532.8	2,313.7	2,137.8
Operating loss	(9.8)	(100.0)	(43.5)	(55.8)	(53.3)	(155.8)
Other expense (income), net:
Other income	(43.1)	(117.7)	(47.8)	(33.3)	(90.9)	(151.0)
Interest expense:
Corporate borrowings	188.2	150.4	30.4	29.8	218.6	180.2
Finance lease obligations	—	0.1	2.6	1.4	2.6	1.5
Non-cash NCM exhibitor service agreement	27.5	18.5	—	—	27.5	18.5
Investment income	(6.9)	(10.0)	(0.2)	(1.2)	(7.1)	(11.2)
Total other expense (income), net	165.7	41.3	(15.0)	(3.3)	150.7	38.0
Loss before income taxes	(175.5)	(141.3)	(28.5)	(52.5)	(204.0)	(193.8)
Income tax provision	1.4	1.2	1.4	1.3	2.8	2.5
Net loss	$(176.9)	$(142.5)	$(29.9)	$(53.8)	$(206.8)	$(196.3)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Segment Operating Data:
Screen acquisitions	16	—	9	1	25	1
Screen dispositions	53	88	48	42	101	130
Screen construction openings (closures), net	(17)	(19)	12	(22)	(5)	(41)
Average screens (1)	7,090	7,257	2,326	2,403	9,416	9,660
Number of screens operated	7,131	7,262	2,586	2,627	9,717	9,889
Number of theatres operated	540	554	324	332	864	886
Screens per theatre	13.2	13.1	8.0	7.9	11.2	11.2
Attendance (in thousands) (1)	73,796	66,983	30,914	29,661	104,710	96,644
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three and six months ended June 30, 2025 and June 30, 2024, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended June 30, 2025, Compared to the Three Months ended June 30, 2024

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $367.3 million, or 35.6%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Admissions revenues increased $198.2 million, or 35.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in attendance of 25.6% from 50.0 million patrons to 62.8 million patrons and a 7.5% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the three months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D and IMAX screen volumes and increases in foreign currency translation rates.

Food and beverage revenues increased $132.5 million, or 36.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 8.3% from $7.34 to $7.95 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $36.6 million, or 36.9%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income and increases in foreign currency translation rates. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $227.3 million, or 21.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Film exhibition costs increased $119.8 million, or 44.0%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.4% for the three months ended June 30, 2025, compared to 48.2% for the three months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $26.2 million, or 37.5%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 19.2% for the three months ended June 30, 2025, compared to 19.0% for the three months ended June 30, 2024.

Operating expense increased by $68.9 million, or 17.7%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in operating expense was primarily due to increases in attendance and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 32.8% for the three months ended June 30, 2025, compared to 37.8% for the three months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $4.2 million, or 1.9%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended June 30, 2025, compared to $0.1 million during the three months ended June 30, 2024.

Other. Other general and administrative expense increased $9.2 million, or 18.8%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates, partially offset by lower insurance costs and legal fees.

Depreciation and amortization. Depreciation and amortization decreased $1.0 million, or 1.3%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, partially offset by the increase in foreign currency translation rates.

Other income. Other income of $(32.1) million during the three months ended June 30, 2025 was primarily due to $(23.9) million in foreign currency transaction gains, $(10.3) million of governmental assistance, and $(2.1) million of equity in earnings of non-consolidated entities, partially offset by $3.9 million of expense related to the increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes. Other income of $(108.2) million during the three months ended June 30, 2024 was primarily due to a gain on the extinguishment of debt of $(85.3) million related to the redemption of $173.9 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation, and $(2.6) million of other settlement proceeds. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $30.6 million to $129.6 million for the three months ended June 30, 2025, compared to $99.0 million during the three months ended June 30, 2024, primarily due to increased interest expense of $19.0 million on the New Term Loans (as defined herein) compared to the Existing Term Loans (as defined herein), interest expense of $10.9 million on the Existing Exchangeable Notes issued on July 22, 2024 and an increase in interest expense of $9.4 million related to higher discount rates on the significant financing component of the Amended ESA, partially offset by declines in interest expense of $8.5 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $0.1 million and declines in interest expense on the Senior Subordinated Notes due 2025 of $0.9 million due to redemptions of principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(1.4) million for the three months ended June 30, 2025, compared to income of $(6.1) million for the three months ended June 30, 2024. Investment income in the current year includes interest income of $(1.7) million, partially offset by $0.1 million of decrease in estimated fair value of our investment in common shares of Hycroft and $0.2 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes interest income of $(5.4) million, $(0.4) million of increase in estimated fair value of our investment in common shares of Hycroft and $(0.3) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $1.2 million, compared to a provision of $0.7 million, for the three months ended June 30, 2025, and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $4.7 million and $32.8 million during the three months ended June 30, 2025, and June 30, 2024, respectively. Net loss during the three months ended June 30, 2025 compared to net loss for the three months ended June 30, 2024 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year and decreases in depreciation and amortization, partially offset by increases in rent expense, general and administrative expenses, decreases in other income, increases in interest expense, decreases in investment income and increases in income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $298.3 million, or 36.6%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Admissions revenues increased $160.3 million, or 36.6%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in attendance of 28.5% from 36.5 million patrons to 46.9 million patrons and a 6.3% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the three months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increases in ticket prices for all formats and increases in attendance for 3D and IMAX screen volumes.

Food and beverage revenues increased $107.2 million, or 35.2%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 5.2% from $8.34 to $8.77 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $30.8 million, or 42.0%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance and advertising income. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenue due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $169.9 million, or 20.5%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Film exhibition costs increased $101.0 million, or 45.0%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 54.4% for the three months ended June 30, 2025, compared to 51.2% for the three months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $19.0 million, or 35.3%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.7% for the three months ended June 30, 2025, compared to 17.7% for the three months ended June 30, 2024.

Operating expense increased by $49.6 million, or 16.9%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. As a percentage of revenues, operating expense was 30.8% for the three months ended June 30, 2025, compared to 36.0% for the three months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $0.1 million, or 0.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended June 30, 2025, compared to $0.1 million during the three months ended June 30, 2024.

Other. Other general and administrative expense increased $2.5 million, or 7.7%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year, partially offset by lower insurance costs and legal fees.

Depreciation and amortization. Depreciation and amortization decreased $2.3 million, or 3.7%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other expense (income). Other expense of $2.3 million during the three months ended June 30, 2025 was primarily due to $3.9 million of expense related to the increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, partially offset by $(2.1) million of equity in earnings of non-consolidated entities. Other income of $(108.8) million during the three months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(85.3) million related to the redemption of $173.9 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation and $(2.6) million of other settlement proceeds. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $29.5 million to $113.0 million for the three months ended June 30, 2025, compared to $83.5 million during the three months ended June 30, 2024, primarily due to increased interest expense of $19.0 million on the New Term Loans compared to the Existing Term Loans, interest expense of $10.9 million on the Existing Exchangeable Notes issued on July 22, 2024 and an increase in interest expense of $9.4 million related to higher discount rates on the significant financing component of the Amended ESA, partially offset by declines in interest expense of $8.5 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $0.1 million, and declines in interest expense on the Senior Subordinated Notes due 2025 of $0.9 million due to redemptions of principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(1.4) million for the three months ended June 30, 2025, compared to income of $(5.5) million for the three months ended June 30, 2024. Investment income in the current year includes interest income of $(1.7) million offset by $0.1 million of decrease in estimated fair value of our investment in common shares of Hycroft and $0.2 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes $(4.8) million of interest income, $(0.4) million of increase in estimated fair value of our investment in common shares of Hycroft, and $(0.3) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $0.5 million, compared to a provision of $0.6 million, for the three months ended June 30, 2025, and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings. Net earnings was $1.5 million and $17.7 million during the three months ended June 30, 2025, and June 30, 2024, respectively. Net earnings during the three months ended June 30, 2025 compared to net earnings for the three months ended June 30, 2024 was negatively impacted by increases in rent expense, general and administrative expenses, decreases in other income, increases in interest expense, and decreases in investment income, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization and decreases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $69.0 million, or 32.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Admissions revenues increased $37.9 million, or 30.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in attendance of 17.7% from 13.5 million patrons to 15.9 million patrons and a 10.5% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increases in foreign currency translation rates and increases in ticket prices.

Food and beverage revenues increased $25.3 million, or 40.2%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 19.1% from $4.65 to $5.54 primarily due to an increase in average prices, the percentage of guests making transactions and increases in foreign currency translation rates.

Total other theatre revenues increased $5.8 million, or 22.5%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income, and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $57.4 million, or 23.0%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Film exhibition costs increased $18.8 million, or 39.4%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 40.6% for the three months ended June 30, 2025, compared to 37.9% for the three months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $7.2 million, or 44.7%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 26.4% for the three months ended June 30, 2025, compared to 25.6% for the three months ended June 30, 2024.

Operating expense increased by $19.3 million, or 20.1%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in operating expense was primarily due to increases in attendance and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 40.6% for the three months ended June 30, 2025, compared to 44.7% for the three months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $4.1 million, or 7.3%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in foreign currency translation rates.

Other. Other general and administrative expense increased $6.7 million, or 40.4%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 7.5%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the increase in foreign currency translation rates.

Other expense (income). Other income of $(34.4) million during the three months ended June 30, 2025 was primarily due to $(23.9) million in foreign currency transaction gains and $(10.3) million of governmental assistance. Other expense of $0.6 million during the three months ended June 30, 2024 was primarily due to equity in losses of non-consolidated entities of $1.1 million, partially offset by foreign currency transaction gains of $(0.5) million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $1.1 million to $16.6 million for the three months ended June 30, 2025, compared to $15.5 million during the three months ended June 30, 2024, primarily due to increased interest expense of $0.9 million on finance lease obligations. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $0.0 million for the three months ended June 30, 2025, compared to investment income of $0.6 million for the three months ended June 30, 2024. Investment income in the current and prior year is comprised of interest income.

Income tax provision. The income tax provision was $0.7 million and $0.1 million for the three months ended June 30, 2025, and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $6.2 million and $50.5 million during the three months ended June 30, 2025, and June 30, 2024, respectively. Net loss during the three months ended June 30, 2025 compared to net loss for the three months ended June 30, 2024 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year and increases in other income, partially offset by increases in rent expense, general and administrative expenses, depreciation and amortization expense, increases in interest expense, decreases in investment income and increases in income tax provision.

Results of Operations—For the Six Months ended June 30, 2025 Compared to the Six Months ended June 30, 2024

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $278.4 million, or 14.0%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Admissions revenues increased $141.2 million, or 12.9%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in attendance of 8.3% from 96.6 million patrons to 104.7 million patrons and a 4.1% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the six months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D screen volumes and increases in foreign currency translation rates.

Food and beverage revenues increased $94.7 million, or 13.8%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 5.1% from $7.12 to $7.48 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $42.5 million, or 21.4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income, increases in income from expirations of package tickets in our International markets, and increases in foreign currency translation rates. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $175.9 million, or 8.2%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Film exhibition costs increased $85.3 million, or 16.7%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 48.3% for the six months ended June 30, 2025, compared to 46.7% for the six months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $20.4 million, or 15.3%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 19.6% for the six months ended June 30, 2025, compared to 19.3% for the six months ended June 30, 2024.

Operating expense increased by $68.3 million, or 8.7%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in operating expense was primarily due to increases in attendance and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 37.7% for the six months ended June 30, 2025, compared to 39.5% for the six months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $2.2 million, or 0.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in average screens of 2.5%, partially offset by increases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs $3.1 million during the six months ended June 30, 2024, compared to $0.0 million during the six months ended June 30, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $7.5 million, or 7.0%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates, partially offset by lower insurance costs and legal fees.

Depreciation and amortization. Depreciation and amortization decreased $6.5 million, or 4.1%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, partially offset by increases in foreign currency translation rates.

Other income. Other income of $(90.9) million during the six months ended June 30, 2025 was primarily due to $(41.2) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(36.9) million in foreign currency transaction gains, $(10.5) million of governmental assistance, and $(2.9) million of equity in earnings of non-consolidated entities. Other income of $(151.0) million during the six months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(91.1) million related to the redemption of $191.4 million aggregate principal amount of the Second Lien Notes due 2026, the favorable settlement of a vendor dispute of $(36.2) million, $(19.1) million of recoveries related to the Shareholder Litigation and $(3.6) million of other settlement proceeds. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $48.5 million to $248.7 million for the six months ended June 30, 2025, compared to $200.2 million during the six months ended June 30, 2024, primarily due to increased interest expense of $37.2 million on the New Term Loans compared to the Existing Term Loans, interest expense of $21.6 million on the Existing Exchangeable Notes issued on July 22, 2024, and an increase in interest expense of $9.0 million related to higher discount rates on the significant financing component of the Amended ESA, partially offset by declines in interest expense of $18.0 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $1.1 million, and declines in interest expense on the Senior Subordinated Notes due 2025 of $1.8 million due to redemptions of principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(7.1) million for the six months ended June 30, 2025, compared to $(11.2) million for the six months ended June 30, 2024. Investment income in the current year includes interest income of $(4.6) million, $(2.3) million of increase in estimated fair value of our investment in common shares of Hycroft, and $(0.2) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes interest income of $(11.5) million, partially offset by $0.1 million of decline in the estimated fair value of our investment in common shares of Hycroft and $0.2 million of decline in the estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $2.8 million and $2.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $206.8 million and $196.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Net loss during the six months ended June 30, 2025 compared to net loss for the six months ended June 30, 2024 was negatively impacted by increases in general and administrative expenses, decreases in other income, increases in interest expense, decreases in investment income and increases in income tax provision, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense and decreases in depreciation and amortization.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $226.2 million, or 15.0%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Admissions revenues increased $119.8 million, or 14.8%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in attendance of 10.2% from 67.0 million patrons to 73.8 million patrons and a 4.2% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The availability and popularity of film product released during the six months ended June 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for 3D screen volumes.

Food and beverage revenues increased $78.1 million, or 14.2%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 3.6% from $8.22 to $8.52 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $28.3 million, or 19.6%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance and advertising income. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $136.0 million, or 8.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Film exhibition costs increased $75.1 million, or 18.7%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.3% for the six months ended June 30, 2025, compared to 49.6% for the six months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $15.0 million, or 15.2%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.1% for the six months ended June 30, 2025, compared to 17.9% for the six months ended June 30, 2024

Operating expense increased by $51.2 million, or 8.8%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in operating expense was primarily due to increases in attendance. As a percentage of revenues, operating expense was 36.5% for the six months ended June 30, 2025, compared to 38.6% for the six months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $3.0 million, or 0.9%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in average screens of 2.3%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.1 million during the six months ended June 30, 2025, compared to $0.0 million during the six months ended June 30, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $1.6 million, or 2.3%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year, partially offset by lower insurance costs and legal fees.

Depreciation and amortization. Depreciation and amortization decreased $7.0 million, or 5.6%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other income. Other income of $(43.1) million during the six months ended June 30, 2025 was primarily due to $(41.2) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, and $(2.7) million equity in earnings of non-consolidated entities. Other income of $(117.7) million during the six months ended June 30, 2024 was primarily due to a gain on extinguishment of debt of $(91.1) million related to the redemption of $191.4 million aggregate principal amount of the Second Lien Notes due 2026, $(19.1) million of recoveries related to the Shareholder Litigation and $(3.6) million of other settlement proceeds. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $46.7 million to $215.7 million for the six months ended June 30, 2025, compared to $169.0 million during the six months ended June 30, 2024, primarily due to increased interest expense of $37.2 million on the New Term Loans compared to the Existing Term Loans, interest expense of $21.6 million on the Existing Exchangeable Notes issued on July 22, 2024, and an increase in interest expense of $9.0 million related to higher discount rates on the significant financing component of the Amended ESA, partially offset by declines in interest expense of $18.0 million on the Second Lien Notes due to redemptions of principal balances, declines in interest expense related to the revolving credit facility of $1.1 million, and declines in interest expense on the Senior Subordinated Notes due 2025 of $1.8 million due to redemptions of principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(6.9) million for the six months ended June 30, 2025, compared to income of $(10.0) million for the six months ended June 30, 2024. Investment income in the current year includes interest income of $(4.4) million, $(2.3) million of increase in estimated fair value of our investment in common shares of Hycroft and $(0.2) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft. Investment income in the prior year includes interest income of $(10.3) million, partially offset by $0.1 million of decline in estimated fair value of our investment in common shares of Hycroft and $0.2 million of decline in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $1.4 million and $1.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $176.9 million and $142.5 million during the six months ended June 30, 2025, and June 30, 2024, respectively. Net loss during the six months ended June 30, 2025 compared to net loss for the six months ended June 30, 2024 was negatively impacted by increases in general and administrative expenses, decreases in other income, increases in interest expense, decreases in investment income, and increases in income tax provision, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, and decreases in depreciation and amortization.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $52.2 million, or 10.9%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Admissions revenues increased $21.4 million, or 7.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in attendance of 4.2% from 29.7 million patrons to 30.9 million patrons and a 3.1% increase in average ticket price. Attendance increased due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices and increases in foreign currency translation rates.

Food and beverage revenues increased $16.6 million, or 12.0%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to the increase in attendance and an increase in food and beverage per patron. Food and beverage per patron increased 7.3% from $4.65 to $4.99 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $14.2 million, or 26.2%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income, increases in income from expirations of package tickets, and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $39.9 million, or 7.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Film exhibition costs increased $10.2 million, or 9.3%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 39.2% for the six months ended June 30, 2025, compared to 38.6% for the six months ended June 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $5.4 million, or 15.8%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 25.6% for the six months ended June 30, 2025, compared to 24.7% for the six months ended June 30, 2024.

Operating expense increased by $17.1 million, or 8.4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in operating expense was primarily due to increases in attendance and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 41.6% for the six months ended June 30, 2025, compared to 42.6% for the six months ended June 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $0.8 million, or 0.7%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 3.2%.

Other. Other general and administrative expense increased $5.9 million, or 16.5%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased $0.5 million, or 1.4%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other income. Other income of $(47.8) million during the six months ended June 30, 2025, was primarily due to $(36.9) million in foreign currency transaction gains and $(10.5) million of governmental assistance. Other income of $(33.3) million during the six months ended June 30, 2024 was primarily due to the favorable settlement of a vendor dispute of $(36.2) million, partially offset by foreign currency translation losses of $2.6 million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $1.8 million to $33.0 million for the six months ended June 30, 2025, compared to $31.2 million during the six months ended June 30, 2024, primarily due to increased interest expense of $1.2 million on finance lease obligations. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.2) million for the six months ended June 30, 2025, compared to income of $(1.2) million for the six months ended June 30, 2024. Investment income in the current year includes interest income of $(0.2) million. Investment income in the prior year includes interest income of $(1.2) million.

Income tax provision. The income tax provision was $1.4 million and $1.3 million for the six months ended June 30, 2025, and June 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $29.9 million and $53.8 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Net loss during the six months ended June 30, 2025 compared to net loss for the six months ended June 30, 2024 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year and increases in other income, partially offset by increases in rent, general and administrative expenses, depreciation and amortization, increases in interest expense, decreases in investment income, and increases in income tax provision.

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

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S. markets	$181.0	$55.4	$123.6	$35.2
International markets	8.2	(16.9)	7.6	(17.9)
Total Adjusted EBITDA	$189.2	$38.5	$131.2	$17.3

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(4.7)	$(32.8)	$(206.8)	$(196.3)
Plus:
Income tax provision (1)	1.2	0.7	2.8	2.5
Interest expense	129.6	99.0	248.7	200.2
Depreciation and amortization	77.8	78.8	153.9	160.4
Certain operating expense (2)	2.6	1.0	5.4	1.5
Equity in earnings of non-consolidated entities (3)	(2.1)	(1.0)	(2.9)	(4.7)
Attributable EBITDA (4)	0.1	(0.7)	0.5	(0.1)
Investment income (5)	(1.4)	(6.1)	(7.1)	(11.2)
Other income (6)	(20.0)	(105.0)	(78.1)	(143.8)
Merger, acquisition and other costs (7)	0.1	0.1	3.1	—
Stock-based compensation expense (8)	6.0	4.5	11.7	8.8
Adjusted EBITDA	$189.2	$38.5	$131.2	$17.3
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(1.8) million. Equity in earnings of non-consolidated entities during the three months ended June 30, 2024 primarily consisted of equity in earnings from AC JV of $(1.9) million.

Equity in earnings non-consolidated entities during the six months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(2.6) million. Equity in earnings of non-consolidated entities during the six months ended June 30, 2024 primarily consisted of equity in earnings from AC JV of $(5.2) million.

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Equity in (earnings) of non-consolidated entities	$(2.1)	$(1.0)	$(2.9)	$(4.7)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.2)	(2.1)	(3.0)	(5.6)
Equity in (loss) of International theatre joint ventures	(0.1)	(1.1)	(0.1)	(0.9)
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.1)
Investment expense	—	—	—	0.1
Interest expense	0.1	0.1	0.1	0.1
Depreciation and amortization	0.2	0.4	0.6	0.7
Attributable EBITDA	$0.1	$(0.7)	$0.5	$(0.1)

(5)	Investment income during the three months ended June 30, 2025 includes interest income of $(1.7) million, partially offset by decreases in the estimated fair value of our investment in common shares of Hycroft of $0.1 million, and decreases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.2 million. Investment income during the three months ended June 30, 2024 included interest income of $(5.4) million, an increase in the estimated fair value of our investment in common shares of Hycroft of $(0.4) million, and an increase in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(0.3) million.

Investment income during the six months ended June 30, 2025 includes interest income of $(4.6) million, increases in the estimated fair value of our investment in common shares of Hycroft of $(2.3) million, and increases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(0.2) million. Investment income during the six months ended June 30, 2024 included interest income of $(11.5) million, partially offset by decreases in the estimated fair value of our investment in common shares of Hycroft of $0.1 million and decreases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $0.2 million.

(6)	Other income during the three months ended June 30, 2025 includes an increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes of $3.9 million and foreign currency transaction gains of $(23.9) million. Other income during the three months ended June 30, 2024 included shareholder litigation recoveries of $(19.1) million, foreign currency transaction gains of $(0.6) million and gains on debt extinguishment of $(85.3) million.

Other income during the six months ended June 30, 2025 includes a decrease in fair value of the derivative liability of the embedded conversion feature in the Existing Exchangeable Notes of $(41.2) million and foreign currency transaction gains of $(36.9) million. Other income during the six months ended June 30, 2024 included shareholder litigation recoveries of $(19.1) million, gains on debt extinguishment of $(91.1) million, a vendor dispute settlement of $(36.2) million and foreign currency transaction losses of $2.6 million.

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

During the three months ended June 30, 2025, Adjusted EBITDA in the U.S. markets was $181.0 million compared to $55.4 million during the three months ended June 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year and higher amounts of advertising income in other revenues related to an increase in discount rates for the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. These increases were partially offset by decreases in business interruption insurance recoveries, increases in general and administrative: other expenses and increases in rent expense. During the three months ended June 30, 2025, Adjusted EBITDA in the International markets was $8.2 million compared to $(16.9) million during the three months ended June 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year and governmental assistance. These increases were partially offset by increases in general and administrative: other expenses and increases in rent expense. During the three months ended June 30, 2025, Adjusted EBITDA in the U.S. markets and International markets was $189.2 million compared to $38.5 million during the three months ended June 30, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

During the six months ended June 30, 2025, Adjusted EBITDA in the U.S. markets was $123.6 million compared to $35.2 million during the six months ended June 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year, higher amounts of advertising income in other revenues related to an increase in discount rates for the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA and decreases in rent expense and general and administrative: other expenses. These increases were partially offset by decreases in business interruption insurance recoveries. During the six months ended June 30, 2025, Adjusted EBITDA in the International markets was $7.6 million compared to $(17.9) million during the six months ended June 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year, governmental assistance and increases in other revenues related to package ticket expirations. These increases were partially offset by increases in general and administrative: other expenses and increases in rent expense. During the six months ended June 30, 2025, Adjusted EBITDA in the U.S. markets and International markets was $131.2 million compared to $17.3 million during the six months ended June 30, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of June 30, 2025, and December 31, 2024 of $(963.5) million and $(846.1) million, respectively. As of June 30, 2025 and December 31, 2024, working capital included operating lease liabilities of $548.6 million and $524.9 million, respectively, and deferred revenues of $423.1 million and $432.4 million, respectively.

As of June 30, 2025, we had cash and cash equivalents of $423.7 million.

During the six months ended June 30, 2025, we took action to lower our future interest expense of our fixed-rate debt through debt buybacks and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

On July 24 2025, Muvico issued $857.0 million aggregate principal amount of New 2029 Notes in exchange for $590.0 million aggregate principal amount of Existing 7.5% Notes and $244.4 million of incremental, new money financing. On the same day, Muvico also issued $194.4 million aggregate principal amount of New Exchangeable Notes in exchange for $194.4 million aggregate principal amount of Existing Exchangeable Notes. The New Exchangeable Notes are not initially exchangeable into Common Stock but may become exchangeable subject to the conditions and on the terms described in the New Exchangeable Notes Indenture. The principal amount of New Exchangeable Notes is subject to potential downward adjustment, depending on the trading price of the Company’s Common Stock for a period following the initial exchange. We used the new money financing from the issuance of the New 2029 Notes to fully redeem our Senior Subordinated Notes due 2026 and our Second Lien Notes, and also to pay consent fees to the Consenting Term Loan Lenders. See Note 13—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding these transactions.

We expect, from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows from operating activities and long-term profitability, we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 26% for the six months ended June 30, 2025, compared to the six months ended June 30, 2019. Until such time as we are able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $231.6 million and $222.9 million during the six months ended June 30, 2025 and June 30, 2024, respectively. The increase in net cash used in operating activities was primarily due to an increase in cash used for working capital items due to a 20.2% increase in attendance in the fourth quarter of 2024 compared to the fourth quarter of 2023, which drove accounts payable higher at December 31, 2024 than December 31, 2023, decreases in cash received from vendor disputes, decreases in lease incentives received, partially offset by a 8.3% increase in attendance in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and increases in government assistance received.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $95.6 million and $93.5 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Cash outflows from investing activities include capital expenditures of $96.5 million and $95.1 million during the six months ended June 30, 2025, and June 30, 2024, respectively.

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

Cash Flows from Financing Activities

Net cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $109.1 million and $227.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Cash flows provided by financing activities during the six months ended June 30, 2025, were primarily due to net proceeds from equity issuances of $169.6 million, partially offset by maturity principal payments of our Senior Subordinated Notes due 2025 of $42.8 million, the repurchase of Senior Subordinated Notes due 2025 of $1.3 million, principal payments under term loan borrowings of $10.0 million, and taxes paid for restricted unit withholdings of $4.4 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of June 30, 2025.

Cash flows provided by financing activities during the six months ended June 30, 2024, were primarily due to net proceeds from equity issuances of $243.0 million, partially offset by scheduled principal payments under term loan borrowings of $10.0 million and taxes paid for restricted unit withholdings of $2.2 million.

Covenant Compliance

As of June 30, 2025, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Formation of Unrestricted Subsidiaries

On July 22, 2024, American-Multi Cinema Inc. (“Multi-Cinema”), a direct subsidiary of AMC Entertainment Holdings, Inc. (“Holdings”), assigned or transferred the net assets (“Theatre Net Assets”) of 175 theatres and transferred a 100% interest in certain intellectual property assets to its direct subsidiary Centertainment Development, LLC (“Centertainment”), and the Theatre Net Assets were in turn transferred to Centertainment’s direct wholly-owned subsidiary Muvico, LLC (“Muvico”). Theatre Net Assets include lease contracts and theatre property, including furniture, fixtures, plant and equipment, and other working capital items associated directly with the theatre locations. At the same time, Muvico licensed the intellectual property back to Multi-Cinema for its continued use in the operation of its retained theatres and entered into a management agreement for Multi-Cinema to operate the theatres transferred to Muvico. Muvico and Centertainment (collectively, the “Muvico Group”) are unrestricted subsidiaries under the indenture governing Holdings’ Existing 7.5% Notes.

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing 7.5% Notes, the indenture governing Muvico’s Existing Exchangeable Notes, and the credit agreement governing Holdings’ and Muvico’s term loans due 2029 (“Credit Agreement”), we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing 7.5% Notes has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and joint and severally liable for the New Term Loan borrowings. Pursuant to ASC 405-40 we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Three Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$529.6	$233.0	$—	$762.6
Food and beverage	375.2	124.4	—	499.6
Other theatre (3)	116.9	27.5	(8.7)	135.7
Total revenues	1,021.7	384.9	(8.7)	1,397.9
Operating costs and expenses
Film exhibition costs	266.5	125.6	—	392.1
Food and beverage costs	74.3	21.8	—	96.1
Operating expense, excluding depreciation and amortization below	348.4	110.0	—	458.4
Rent	166.7	55.9	—	222.6
General and administrative:
Merger, acquisition and other costs	0.1	—	—	0.1
Other, excluding depreciation and amortization below (3)	61.9	5.0	(8.7)	58.2
Depreciation and amortization	59.0	18.8	—	77.8
Operating costs and expenses	976.9	337.1	(8.7)	1,305.3
Operating income	44.8	47.8	—	92.6
Other expense, net:
Other expense (income)	(36.1)	4.0	—	(32.1)
Interest expense:
Corporate borrowings	68.5	41.1	—	109.6
Finance lease obligations	1.4	—	—	1.4
Intercompany interest expense	—	2.1	(2.1)	—
Non-cash NCM exhibitor services agreement	18.6	—	—	18.6
Intercompany interest income	(2.1)	—	2.1	—
Investment income	—	(1.4)	—	(1.4)
Total other expense, net	50.3	45.8	—	96.1
Earnings (loss) before income taxes	(5.5)	2.0	—	(3.5)
Income tax provision (2)	1.2	—	—	1.2
Net earnings (loss)	$(6.7)	$2.0	$—	$(4.7)

	Three Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(6.7)	$2.0	$(4.7)
Other comprehensive income:
Unrealized foreign currency translation adjustments	11.0	—	11.0
Pension adjustments:
Net gain arising during the period	0.1	—	0.1
Other comprehensive income	11.1	—	11.1
Total comprehensive income	$4.4	$2.0	$6.4

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $5.0 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $3.7 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Three Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.69	$13.32	$12.14
Attendance (in thousands) (1)	45,316	17,491	62,807
Number of screens operated (2)	7,481	2,236	9,717
Number of theatres operated (2)	691	173	864
Adjusted EBITDA (4)	$122.6	$66.6	$189.2

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Below is a reconciliation of net earnings (loss) to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$(6.7)	$2.0	$—	$(4.7)
Plus:
Income tax provision	1.2	—	—	1.2
Interest expense	88.5	43.2	(2.1)	129.6
Depreciation and amortization	59.0	18.8	—	77.8
Certain operating expense	2.6	—	—	2.6
Equity in earnings of non-consolidated entities	(2.1)	—	—	(2.1)
Attributable EBITDA	0.1	—	—	0.1
Investment income	(2.1)	(1.4)	2.1	(1.4)
Other expense (income)	(24.0)	4.0	—	(20.0)
Merger, acquisition and other costs	0.1	—	—	0.1
Stock-based compensation expense	6.0	—	—	6.0
Adjusted EBITDA	$122.6	$66.6	$—	$189.2

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

	Six Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$869.8	$366.3	$—	$1,236.1
Food and beverage	591.6	191.4	—	783.0
Other theatre (3)	210.5	43.7	(12.9)	241.3
Total revenues	1,671.9	601.4	(12.9)	2,260.4
Operating costs and expenses
Film exhibition costs	411.9	185.0	—	596.9
Food and beverage costs	119.2	34.1	—	153.3
Operating expense, excluding depreciation and amortization below	649.9	201.7	—	851.6
Rent	329.4	111.3	—	440.7
General and administrative:
Merger, acquisition and other costs	3.1	—	—	3.1
Other, excluding depreciation and amortization below (3)	119.9	7.2	(12.9)	114.2
Depreciation and amortization	116.3	37.6	—	153.9
Operating costs and expenses	1,749.7	576.9	(12.9)	2,313.7
Operating income (loss)	(77.8)	24.5	—	(53.3)
Other expense, net:
Other income	(49.8)	(41.1)	—	(90.9)
Interest expense:
Corporate borrowings	136.8	81.8	—	218.6
Finance lease obligations	2.6	—	—	2.6
Intercompany interest expense	—	4.8	(4.8)	—
Non-cash NCM exhibitor services agreement	27.5	—	—	27.5
Intercompany interest income	(4.8)	—	4.8	—
Investment income	(3.8)	(3.3)	—	(7.1)
Total other expense, net	108.5	42.2	—	150.7
Loss before income taxes	(186.3)	(17.7)	—	(204.0)
Income tax provision (2)	2.8	—	—	2.8
Net loss	$(189.1)	$(17.7)	$—	$(206.8)

	Six Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(189.1)	$(17.7)	$(206.8)
Other comprehensive income:
Unrealized foreign currency translation adjustments	63.7	—	63.7
Pension adjustments:
Net gain arising during the period	0.1	—	0.1
Other comprehensive income	63.8	—	63.8
Total comprehensive loss	$(125.3)	$(17.7)	$(143.0)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.

(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $7.2 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $5.7 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Six Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.31	$13.19	$11.80
Attendance (in thousands) (1)	76,935	27,775	104,710
Number of screens operated (2)	7,481	2,236	9,717
Number of theatres operated (2)	691	173	864
Adjusted EBITDA (4)	$69.2	$62.0	$131.2

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Six Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(189.1)	$(17.7)	$—	$(206.8)
Plus:
Income tax provision	2.8	—	—	2.8
Interest expense	166.9	86.6	(4.8)	248.7
Depreciation and amortization	116.3	37.6	—	153.9
Certain operating expense (income)	5.5	(0.1)	—	5.4
Equity in earnings of non-consolidated entities	(2.9)	—	—	(2.9)
Attributable EBITDA	0.5	—	—	0.5
Investment income	(8.6)	(3.3)	4.8	(7.1)
Other income	(37.0)	(41.1)	—	(78.1)
Merger, acquisition and other costs	3.1	—	—	3.1
Stock-based compensation expense	11.7	—	—	11.7
Adjusted EBITDA	$69.2	$62.0	$—	$131.2

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

	As of June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$238.9	$184.8	$—	$423.7
Restricted cash	51.4	—	—	51.4
Receivables, net	118.7	4.9	—	123.6
Other current assets	71.7	38.4	—	110.1
Total current assets	480.7	228.1	—	708.8
Property, net	1,063.8	353.1	—	1,416.9
Operating lease right-of-use assets, net	2,485.9	807.9	—	3,293.8
Intangible assets, net	43.8	104.4	—	148.2
Goodwill	2,393.4	—	—	2,393.4
Other long-term assets	212.1	0.7	—	212.8
Intercompany receivables (2)	—	1,512.5	(1,512.5)	—
Investment in subsidiary	602.0	—	(602.0)	—
Total assets	$7,281.7	$3,006.7	$(2,114.5)	$8,173.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$257.6	$47.5	$—	$305.1
Accrued expenses and other liabilities	289.3	29.6	—	318.9
Deferred revenues and income	414.6	8.5	—	423.1
Current maturities of corporate borrowings	10.0	10.0	—	20.0
Current maturities of finance lease liabilities	5.2	—	—	5.2
Current maturities of operating lease liabilities	405.3	143.3	—	548.6
Total current liabilities	1,382.0	238.9	—	1,620.9
Corporate borrowings	2,591.7	1,397.5	—	3,989.2
Finance lease liabilities	47.9	—	—	47.9
Operating lease liabilities	2,897.6	765.7	—	3,663.3
Exhibitor services agreement	461.9	—	—	461.9
Deferred tax liability, net (4)	35.1	—	—	35.1
Intercompany payables (2)	1,512.5	—	(1,512.5)	—
Other long-term liabilities	78.4	2.6	—	81.0
Total liabilities	9,007.1	2,404.7	(1,512.5)	9,899.3
Commitments and contingencies
Stockholders’ or member's equity (deficit):
Preferred stock	—	—	—	—
Class A common stock	4.3	—	—	4.3
Additional paid-in capital	6,892.1	558.3	(558.3)	6,892.1
Accumulated other comprehensive loss	(68.2)	—	—	(68.2)
Accumulated earnings (deficit)	(8,553.6)	43.7	(43.7)	(8,553.6)
Total stockholders' or member's equity (deficit)	(1,725.4)	602.0	(602.0)	(1,725.4)
Total liabilities and stockholders’ or members equity (deficit)	$7,281.7	$3,006.7	$(2,114.5)	$8,173.9

(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created due to the 2024 Refinancing Transactions.

(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Six Months Ended June 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
	(unaudited)	(unaudited)	(unaudited)
Net loss	$(189.1)	$(17.7)	$(206.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	116.3	37.6	153.9
Gain on derivative liability	—	(41.2)	(41.2)
Deferred income taxes	0.9	—	0.9
Unrealized gains on investments in Hycroft	(2.5)	—	(2.5)
Amortization of net discount on corporate borrowings to interest expense	2.1	6.5	8.6
Amortization of deferred financing costs to interest expense	2.9	1.0	3.9
PIK interest expense	—	17.1	17.1
Non-cash portion of stock-based compensation	11.7	—	11.7
Equity in earnings of non-consolidated entities, net of distributions	(0.1)	—	(0.1)
Lease incentives	8.9	—	8.9
Deferred rent	(46.1)	(6.9)	(53.0)
Net periodic benefit cost	0.6	—	0.6
Change in assets and liabilities:
Receivables	49.3	0.6	49.9
Other assets	(12.0)	1.8	(10.2)
Accounts payable	(96.4)	8.9	(87.5)
Accrued expenses and other liabilities	(56.1)	5.7	(50.4)
Intercompany receivables and payables	(54.0)	54.0	—
Other, net	(35.4)	—	(35.4)
Net cash provided by (used in) operating activities	(299.0)	67.4	(231.6)
Cash flows from investing activities:
Capital expenditures	(76.3)	(20.2)	(96.5)
Proceeds from disposition of long-term assets	0.8	—	0.8
Other, net	0.1	—	0.1
Net cash used in investing activities	(75.4)	(20.2)	(95.6)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	—	169.6
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—	(42.8)
Scheduled principal payments under Term Loan borrowings	(5.0)	(5.0)	(10.0)
Principal payments under finance lease obligations	(1.9)	—	(1.9)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—	(1.3)
Cash used to pay deferred financing costs	(0.1)	—	(0.1)
Taxes paid for restricted unit withholdings	(4.4)	—	(4.4)
Proceeds (payments) of intercompany loans	150.0	(150.0)	—
Net cash provided by (used in) financing activities	264.1	(155.0)	109.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.4	—	12.4
Net decrease in cash and cash equivalents and restricted cash	(97.9)	(107.8)	(205.7)
Cash and cash equivalents and restricted cash at beginning of period	388.2	292.6	680.8
Cash and cash equivalents and restricted cash at end of period	$290.3	$184.8	$475.1

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the Existing Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2025 and June 30, 2024, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on variable-rate financial instruments. As of June 30, 2025, we had an aggregate of $2,004.2 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

Prior to the 2024 Refinancing Transactions we had outstanding Existing Term Loans under the Credit Agreement dated April 30, 2013 (as amended, restated, amended and restated, supplemented or otherwise modified) which bore interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the administrative agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined below) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Existing Term Loans, 2.0% for base rate loans or 3.0% for SOFR loans.

The rate in effect for the outstanding New Term Loans was 11.318% per annum at June 30, 2025, and 8.444% per annum for the Existing Term Loans at June 30, 2024.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by approximately $10.0 million during the six months ended June 30, 2025.

At June 30, 2024, we had an aggregate principal balance of $1,895.0 million outstanding under the Existing Term Loans. A 100-basis point change in market interest rates would have increased or decreased interest expense on our Existing Term Loans by $9.5 million during the six months ended June 30, 2024.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of June 30, 2025, were principal amounts of $444.7 million of our Existing Exchangeable Notes, $950.0 million of our Existing 7.5% Notes, $131.2 million of our Second Lien Notes, $400.0 million of our 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), $41.9 million of our Senior Subordinated Notes due 2026, and $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Senior Subordinated Notes due 2027”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $51.2 million and $(49.3) million, respectively, as of June 30, 2025.

Included in corporate borrowings as of June 30, 2024, were principal amounts of $950.0 million of our

Existing 7.5% Notes, $777.6 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $98.3 million of our Senior Subordinated Notes due 2025, $51.5 million of our Senior Subordinated Notes due 2026, $125.5 million of our Senior Subordinated Notes due 2027, and £4.0 million ($5.0 million) of our Sterling Notes due 2024. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $49.4 million and $(47.7) million, respectively, as of June 30, 2024.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of June 30, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2025, by approximately $3.0 million. Based upon the functional currencies in the International markets as of June 30, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the six months ended June 30, 2024, by approximately $5.4 million.

Our foreign currency translation rates increased by approximately 6.0% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 and increased 1.8% for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

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

From January 1, 2020 through August 8, 2025, the outstanding shares of our Common Stock have increased by 507,735,553 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held a special meeting of our stockholders and obtained the requisite stockholder approval for the Charter Amendments (as defined herein) and on August 14, 2023, we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock.

On July 22, 2024, the Company and certain of its subsidiaries consummated a series of refinancing transactions (the “2024 Refinancing Transactions”) with certain lenders under the Company’s existing senior secured term loans maturing 2026 (the “Existing Term Loans”) and certain holders of its Second Lien Notes. As a part of the 2024 Refinancing Transactions, and certain subsequent open-market purchases of Existing Term Loans, the Company repurchased and/or exchanged all of its Existing Term Loans for new terms loans maturing in 2029 (the “New Term Loans”) and repurchased $414.4 million of its Second Lien Notes. In connection with the 2024 Refinancing Transactions, Muvico, LLC, a newly formed wholly-owned subsidiary of the Company, issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that are exchangeable into shares of Common Stock.

On July 1, 2025, in connection with the 2025 Refinancing Transactions, the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. On July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of the remaining Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders, on a dollar-for-dollar basis, for New Exchangeable Notes. The New Exchangeable Notes are not initially exchangeable into Common Stock but may become exchangeable subject to the authorization of a sufficient number of additional shares of our Common Stock. The principal amount of New Exchangeable Notes is subject to potential downward adjustment, depending on the trading price of the Company’s Common Stock for a period following the initial exchange.

If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock as of the date hereof, they would be converted into an aggregate of 21,400,346 shares of Common Stock. If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock at maturity, and we were to elect to issue additional Existing Exchangeable Notes as interest paid-in-kind (“PIK Notes”) on such outstanding Existing Exchangeable Notes and PIK Notes to the full extent permitted during the life of the Existing Exchangeable Notes (without regard to any limitations on our authorized share capital or on the conversion therein and giving effect to the changes in the applicable make-whole fee over the period), such Existing Exchangeable Notes (including PIK Notes) would be convertible at maturity into an aggregate of 27,798,989 shares of Common Stock. In addition, the indenture governing the Existing Exchangeable Notes permits the issuance of up to an additional $50.0 million principal amount of Existing Exchangeable Notes. If such Existing Exchangeable Notes were issued (subject to any then limitations on authorized shares), these Existing Exchangeable Notes and any PIK Notes relating thereto would also be convertible into additional shares of our Common Stock.

As of August 8, 2025 there were 512,943,561 shares of Common Stock issued and outstanding.

We have no authorized shares of Common Stock remaining that have not been issued or reserved for issuance in connection with our Existing Exchangeable Notes and employee stock-based compensation plans. We expect to seek the requisite stockholder approval at the 2025 Annual Meeting of Stockholders on December 10, 2025, for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales (subject to the caps on usage of at-the-market sales for the six months following the Required Shareholder Approval that the Company agreed to pursuant to the terms of the New Exchangeable Notes Indenture), exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Subject to any required stockholder authorization of additional Common Stock, we would expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Existing Exchangeable Notes, including any PIK Notes, to settle conversion of the New Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

If we were to not obtain the requisite stockholder approval to increase our authorized shares, this could create substantial risks, which could have an adverse effect on the market price of our Common Stock, including that:

●	we will be limited in our ability to issue equity to bolster our liquidity and respond to future challenges, including if revenues and attendance levels do not increase;
●	for future financing, we may be required to issue additional debt, which may be unavailable on favorable terms or at all, and which would exacerbate the challenges created by our high leverage;
●	we may be unable to issue currency in strategic transactions, including acquisitions, joint ventures or in connection with landlord negotiations, which may prevent us from entering into transactions that could increase shareholder value; and
●	the New 2029 Notes and New Exchangeable Notes contain features that cause our interest costs to increase if we do not obtain approval to increase our authorized shares.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2024 and 2025 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $11.88 on May 14, 2024. The last reported sale price of our Common Stock on the NYSE on August 8, 2025, was $2.93 per share. During 2024 and 2025 to date, daily trading volume ranged from approximately 3,755,000 to 634,246,600 shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the second quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the second quarter of 2025.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1

Supplemental Indenture, dated as of July 1, 2025, by and among Muvico, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 1, 2025).

4.2

New 2029 Notes Indenture, by and among Muvico, the Company, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and as notes collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.3

Form of Senior Secured Note due 2029 (included as Exhibit A to Exhibit 4.2 hereto) (incorporated by reference from Exhibit 4.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.4

New Exchangeable Notes Indenture, by and among Muvico, the Company, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and as notes collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.5

Form of Senior Secured Exchangeable Note due 2030 (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference from Exhibit 4.4 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.6

First Amendment to Credit Agreement, by and among AMC, the guarantors party thereto, the lenders party thereto, Credit Agreement Collateral Agent, Centertainment, Muvico and the other Existing Guarantors, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.5 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.7

First Lien/Second Lien Centertainment Group Intercreditor Agreement, by and among AMC, Centertainment, Muvico, the other Existing Guarantors, the Credit Agreement Collateral Agent, the Existing Exchangeable Notes Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.6 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.8

Joinder No. 5 to Existing Restricted Group First Lien Intercreditor Agreement, by and among Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent and the other agents party thereto, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.7 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.9

First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement, by and among the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.8 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.10

1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement, by and among the Company, Muvico, Centertainment and the other Muvico Group Guarantors, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.9 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.11

Existing 7.5% Notes Supplemental Indenture, by and among the Company, the guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.10 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

10.1

Transaction Support Agreement, dated as of July 1, 2025, by and among AMC, Muvico and the Consenting Secured Parties (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 1, 2025).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: August 11, 2025	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: August 11, 2025	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer