Form 10-Q
period 2025-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2025-11-05
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 4, 2025
Class A common stock	512,943,561

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(unaudited)		(unaudited)
Revenues
Admissions	$715.1	$744.2	$1,951.2	$1,839.1
Food and beverage	451.8	490.4	1,234.8	1,178.7
Other theatre	133.3	114.2	374.6	313.0
Total revenues	1,300.2	1,348.8	3,560.6	3,330.8
Operating costs and expenses
Film exhibition costs	352.4	381.4	949.3	893.0
Food and beverage costs	88.6	89.7	241.9	222.6
Operating expense, excluding depreciation and amortization below	464.7	454.6	1,316.3	1,237.9
Rent	224.1	216.4	664.8	659.3
General and administrative:
Merger, acquisition and other costs	0.1	0.1	3.2	0.1
Other, excluding depreciation and amortization below	55.1	54.0	169.3	160.7
Depreciation and amortization	79.4	80.8	233.3	241.2
Operating costs and expenses	1,264.4	1,277.0	3,578.1	3,414.8
Operating income (loss)	35.8	71.8	(17.5)	(84.0)
Other expense, net:
Other expense (income)	194.8	(22.8)	103.9	(173.8)
Interest expense:
Corporate borrowings	119.0	109.6	337.6	289.8
Finance lease obligations	1.7	1.0	4.3	2.5
Non-cash NCM exhibitor services agreement	18.6	9.0	46.1	27.5
Investment income	(1.3)	(3.2)	(8.4)	(14.4)
Total other expense, net	332.8	93.6	483.5	131.6
Loss before income taxes	(297.0)	(21.8)	(501.0)	(215.6)
Income tax provision (benefit)	1.2	(1.1)	4.0	1.4
Net loss	$(298.2)	$(20.7)	$(505.0)	$(217.0)
Net loss per share:
Basic and diluted	$(0.58)	$(0.06)	$(1.10)	$(0.69)
Weighted average shares outstanding:
Basic and diluted (in thousands)	513,010	361,853	459,375	315,783

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

	(unaudited)		(unaudited)
Net loss	$(298.2)	$(20.7)	$(505.0)	$(217.0)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	15.1	8.7	78.8	(24.4)
Pension adjustments:
Net gain (loss) arising during the period	—	(0.1)	0.1	0.4
Other comprehensive income (loss)	15.1	8.6	78.9	(24.0)
Total comprehensive loss	$(283.1)	$(12.1)	$(426.1)	$(241.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$365.8	$632.3
Restricted cash	51.1	48.5
Receivables, net	102.3	168.1
Other current assets	99.8	98.3
Total current assets	619.0	947.2
Property, net	1,410.8	1,442.3
Operating lease right-of-use assets, net	3,230.9	3,220.1
Intangible assets, net	147.6	144.3
Goodwill	2,400.0	2,301.1
Other long-term assets	212.4	192.5
Total assets	$8,020.7	$8,247.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$279.1	$378.3
Accrued expenses and other liabilities	334.9	340.6
Deferred revenues and income	411.5	432.4
Current maturities of corporate borrowings	19.9	64.2
Current maturities of finance lease liabilities	5.5	4.4
Current maturities of operating lease liabilities	552.5	524.9
Total current liabilities	1,603.4	1,744.8
Corporate borrowings	3,990.1	4,010.9
Finance lease liabilities	47.4	44.9
Operating lease liabilities	3,581.5	3,627.6
Exhibitor services agreement	460.5	464.0
Deferred tax liability, net	35.5	33.9
Other long-term liabilities	79.8	81.9
Total liabilities	9,798.2	10,008.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Class A common stock ($.01 par value, 550,000,000 shares authorized; 512,943,561 shares issued and outstanding as of September 30, 2025; 550,000,000 authorized; 414,417,797 shares issued and outstanding as of December 31, 2024)	5.1	4.1
Additional paid-in capital	7,122.3	6,714.2
Accumulated other comprehensive loss	(53.1)	(132.0)
Accumulated deficit	(8,851.8)	(8,346.8)
Total stockholders' deficit	(1,777.5)	(1,760.5)
Total liabilities and stockholders’ deficit	$8,020.7	$8,247.5

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024

Cash flows from operating activities:	(unaudited)
Net loss	$(505.0)	$(217.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233.3	241.2
Loss (gain) on extinguishment of debt	196.0	(40.3)
Gain on derivatives	(52.1)	(73.5)
Deferred income taxes	1.3	1.1
Unrealized loss (gain) on investments in Hycroft	(11.8)	1.7
Impairment of equity security	10.3	—
Amortization of net discount (premium) on corporate borrowings to interest expense	11.4	(20.1)
Amortization of deferred financing costs to interest expense	7.3	6.7
PIK interest expense	28.7	—
Non-cash portion of stock-based compensation	17.7	15.1
Equity in earnings of non-consolidated entities, net of distributions	0.5	(3.3)
Lease incentives	27.5	26.0
Deferred rent	(82.6)	(82.1)
Net periodic benefit cost	0.9	1.5
Change in assets and liabilities:
Receivables	68.8	98.6
Other assets	(0.9)	(12.8)
Accounts payable	(119.9)	(82.6)
Accrued expenses and other liabilities	(48.6)	(91.0)
Other, net	(29.3)	(23.6)
Net cash used in operating activities	(246.5)	(254.4)
Cash flows from investing activities:
Capital expenditures	(162.7)	(155.8)
Proceeds from disposition of long-term assets	1.6	0.3
Investments in non-consolidated entities	(4.0)	—
Other, net	1.2	1.5
Net cash used in investing activities	(163.9)	(154.0)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	243.0
Proceeds from issuance of Senior Secured Notes due 2029	244.4	—
Principal payments under the Second Lien Notes due 2026	(131.2)	—
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—
Principal payments under Senior Subordinated Notes due 2026	(41.9)	—
Proceeds from issuance of Term Loan due 2029	—	27.0
Scheduled principal payments under Term Loan borrowings	(15.1)	(15.1)
Principal payments under finance lease obligations	(3.0)	(3.5)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	(12.9)
Repurchase of Senior Subordinated Notes due 2026	—	(6.0)
Repurchase of Second Lien Notes due 2026	—	(83.2)
Principal payments under Term Loan due 2026	—	(27.0)
Cash used to pay deferred financing costs	(37.6)	(45.7)
Debt extinguishment costs	(2.4)	(2.3)
Taxes paid for restricted unit withholdings	(4.4)	(2.2)
Net cash provided by financing activities	134.3	72.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.2	2.0
Net decrease in cash and cash equivalents and restricted cash	(263.9)	(334.3)
Cash and cash equivalents and restricted cash at beginning of period	680.8	911.4

Cash and cash equivalents and restricted cash at end of period	$416.9	$577.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$285.5	$298.4
Income taxes paid, net	$4.4	$(0.1)
Schedule of non-cash activities:
Construction payables at period end	$51.7	$41.8
Deferred financing costs payable	$3.4	$0.4
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for share issuance (1) Principal only	$143.0	$—
Extinguishment of 7.5% First Lien Notes due 2029 in exchange for Senior Secured Notes due 2029 (1)	$599.6	$—
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for Senior Secured Exchangeable Notes due 2030 (1) Principal only	$194.4	$—
Cancellation of Senior Secured Exchangeable Notes due 2030 pursuant to principal adjustment feature (1) Principal only	$39.9	$—
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance (1)	$—	$227.6
Extinguishment of Senior Subordinated Notes due 2025 in exchange for share issuance (1)	$—	$2.1
Extinguishment of Senior Subordinated Notes due 2026 in exchange for share issuance (1)	$—	$2.4
Extinguishment of Second Lien Notes due 2026 in exchange for Term Loans due 2029 (1)	$—	$2.3
Extinguishment of principal amount of the Second Lien Notes due 2026 in exchange for Term Loan due 2029 (1)	$—	$104.2
Extinguishment of principal amount of the Second Lien Notes due 2026 in exchange for Exchangeable Notes due 2030 (1)	$—	$414.4

(1)	See Note 1—Basis of Presentation and Note 6—Corporate Borrowings and Finance Lease Liabilities for further information on debt extinguishments and refinancing transactions.

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The accompanying condensed consolidated balance sheet as of December 31, 2024, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. In order to achieve net positive cash flows from operating activities the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 22% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2019. Until such time as the Company is able to achieve net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 6—Corporate Borrowings and Finance Lease Liabilities for a summary of debt transactions that occurred during the nine months ended September 30, 2025 and September 30, 2024, respectively. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”), see Note 7—Stockholders’ Deficit for further information on these sales.

Cash and Cash Equivalents. As of September 30, 2025, cash and cash equivalents for the U.S. markets and International markets were $283.8 million and $82.0 million, respectively, and as of December 31, 2024, cash and cash equivalents were $513.0 million and $119.3 million, respectively.

Restricted Cash. Restricted cash includes cash held in the Company’s bank accounts as a guarantee for certain landlords, legal settlements, and cash collateralized letters of credit relating to the Company’s insurance and utilities programs. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amounts in the condensed consolidated statements of cash flows.

(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$365.8	$632.3
Restricted cash	51.1	48.5
Total cash and cash equivalents and restricted cash in the statement of cash flows	$416.9	$680.8

As of September 30, 2025, restricted cash for the U.S. markets and International markets were $21.5 million and $29.6 million, respectively. As of December 31, 2024, restricted cash for the U.S. markets and International markets were $20.7 million and $27.8 million, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2024	$(133.3)	$1.3	$(132.0)
Other comprehensive income	78.8	0.1	78.9
Balance September 30, 2025	$(54.5)	$1.4	$(53.1)

Accumulated Depreciation and Amortization. Accumulated depreciation related to property was $3,479.1 million and $3,288.1 million as of September 30, 2025, and December 31, 2024, respectively. Accumulated amortization of intangible assets was $8.7 million and $8.2 million as of September 30, 2025, and December 31, 2024, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency transaction losses (gains)	$9.0	$(21.5)	$(27.9)	(18.9)
Governmental assistance - International markets	—	—	(10.5)	—
Non-operating components of net periodic benefit cost	0.3	0.4	0.9	1.5
Gain on extinguishment - Senior Subordinated Notes due 2025	—	(0.5)	—	(0.5)
Loss (gain) on extinguishment - Senior Subordinated Notes due 2026	0.3	(1.3)	0.3	(1.3)
Loss (gain) on extinguishment - Second Lien Notes due 2026	(6.6)	52.6	(6.6)	(38.5)
Loss on extinguishment - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	103.3	—	103.3	—
Loss on extinguishment - 7.5% First Lien Notes due 2029	99.0	—	99.0	—
Term Loan modifications - third party fees	2.1	41.0	2.1	41.0
Decrease in fair value of bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	(1.4)	(73.5)	(42.6)	(73.5)
Decrease in fair value of bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	(9.5)	—	(9.5)	—
Equity in earnings of non-consolidated entities	(1.6)	(5.2)	(4.5)	(9.9)
Shareholder litigation recoveries	—	(14.9)	—	(34.0)
Vendor dispute settlement	—	—	—	(36.2)
Other settlement proceeds	—	—	—	(3.6)
Business interruption expense and insurance (recoveries)	(0.1)	0.1	(0.1)	0.1
Total other expense (income)	$194.8	$(22.8)	$103.9	$(173.8)

Accounting Pronouncements Issued Not Yet Adopted

Internal-Use Software. In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles–Goodwill and Other (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which is intended to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes references to prescriptive and sequential software development stages and replaces them with a probable-to-complete recognition threshold. ASU 2025-06 also clarifies which disclosures apply to capitalized internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those reporting periods. Early adoption at the beginning of a fiscal year is permitted. The Company is currently evaluating the effect that ASU 2025-06 will have on its consolidated financial statements.

Derivatives Scope Refinements and Share-Based Noncash Consideration. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), which (1) refines the scope of the guidance on derivatives in Topic 815 and (2) clarifies the guidance on share-based payments from a customer in ASC 606. ASU 2025-07 is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2025-07 will have on its consolidated financial statements.

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(In millions)	Consolidated Statements of Operations	2025	2024	2025	2024
Operating lease cost
Theatre properties	Rent	$194.0	$193.1	$577.6	$585.9
Theatre properties	Operating expense	1.8	1.0	5.2	2.0
Equipment	Operating expense	11.4	8.1	31.5	22.2
Office and other	General and administrative: other	1.2	1.3	3.9	4.0
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.7	1.5	2.1	2.0
Interest expense on lease liabilities	Interest expense	0.8	1.0	2.4	2.5
Variable operating and finance lease cost
Theatre properties	Rent	30.1	23.3	87.2	73.4
Theatre properties	Interest expense	0.9	—	1.9	—
Equipment	Operating expense	20.8	19.4	52.8	48.8
Total lease cost		$261.7	$248.7	$764.6	$740.8

Cash flow and supplemental information is presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.1)	$(2.5)
Operating cash flows used in operating leases	(690.5)	(696.8)
Financing cash flows used in finance leases	(3.0)	(3.5)

Lease incentives:
Operating cash flows provided by operating leases	27.5	26.0
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	267.0	103.3
(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2025:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.8	10.9%
Finance leases	12.5	6.5%

Minimum annual payments and the net present value thereof as of September 30, 2025, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Three months ending December 31, 2025	$237.9	$2.2
2026	939.6	8.8
2027	879.1	8.8
2028	789.5	8.8
2029	682.9	8.6
2030	580.6	7.7
Thereafter	1,974.7	33.9
Total lease payments	6,084.3	78.8
Less imputed interest	(1,950.3)	(25.9)
Total operating and finance lease liabilities, respectively	$4,134.0	$52.9

As of September 30, 2025, the Company had signed additional operating lease agreements for two theatres that have not yet commenced. The leases have terms ranging from 10 to 15 years and total lease payments of approximately $15.5 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Major revenue types
Admissions	$715.1	$744.2	$1,951.2	$1,839.1
Food and beverage	451.8	490.4	1,234.8	1,178.7
Other theatre:
Screen advertising	39.7	31.0	108.1	91.5
Other	93.6	83.2	266.5	221.5
Other theatre	133.3	114.2	374.6	313.0
Total revenues	$1,300.2	$1,348.8	$3,560.6	$3,330.8

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Timing of revenue recognition
Products and services transferred at a point in time	$1,168.1	$1,244.1	$3,210.2	$3,035.5
Products and services transferred over time (1)	132.1	104.7	350.4	295.3
Total revenues	$1,300.2	$1,348.8	$3,560.6	$3,330.8
(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income as of September 30, 2025, and December 31, 2024:

(In millions)	September 30, 2025	December 31, 2024
Current assets
Receivables related to contracts with customers	$33.8	$86.0
Miscellaneous receivables	68.5	82.1
Receivables, net	$102.3	$168.1

(In millions)	September 30, 2025	December 31, 2024
Current liabilities
Deferred revenues related to contracts with customers	$405.5	$425.6
Miscellaneous deferred income	6.0	6.8
Deferred revenues and income	$411.5	$432.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2024	$425.6
Cash received in advance (1)	251.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	15.0
Food and beverage (2)	42.8
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(203.1)
Food and beverage (3)	(68.0)
Other theatre (4)	(63.3)
Foreign currency translation adjustment	4.8
Balance September 30, 2025	$405.5

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of revenue recognized from redemptions of gift cards, exchange tickets, movie tickets, and rewards related to loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2024	$464.0
Contract modification consideration (1)	5.3
Reclassification to other theatre revenue, as the result of performance obligations satisfied	(8.8)
Balance September 30, 2025	$460.5
(1)	The exhibitor services agreement contract liability relates to National CineMedia, LLC (“NCM”) common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied.

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

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income in the condensed consolidated balance sheet as of September 30, 2025 was $281.4 million. The deferred revenues will be recognized as revenues once the gift cards and exchange tickets are redeemed. In the case of non-redeemed gift card and exchange tickets, the deferred revenues will be recognized in other theatre revenues in proportion to the pattern of actual redemptions, which is estimated to occur over the next 24 months. In the International markets, certain gift card and exchange tickets are subject to expiration dates, which may trigger further adjustments to non-redemption revenue in other theatre revenues.

Loyalty Programs. As of September 30, 2025, the amount of deferred revenues allocated to the loyalty programs included in deferred revenues and income in the condensed consolidated balance sheet was $92.4 million. The earned points will be recognized as revenue as the points are redeemed, which is estimated to occur over the next 24 months. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2025:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,517.0	$(1,012.4)	$504.6	$4,589.6	$(2,288.5)	$2,301.1
Currency translation adjustment	—	—	—	170.2	(71.3)	98.9	170.2	(71.3)	98.9
Balance September 30, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,687.2	$(1,083.7)	$603.5	$4,759.8	$(2,359.8)	$2,400.0

NOTE 5—INVESTMENTS

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50.0% voting control, and are recorded in the condensed consolidated balance sheets in other long-term assets. Investments in non-consolidated affiliates as of September 30, 2025 include interests in Digital Cinema Distribution Coalition, LLC (“DCDC”) of 14.6%, AC JV, LLC (“AC JV”), owner of Fathom Events, of 32.0%, SV Holdco LLC, owner of Screenvision, of 18.4%, Digital Cinema Media Limited (“DCM”) of 50.0%, Handelsbolaget Svenska Bio Lidingo of 50.0%, Bergen Kino AS of 49.0%, Odeon Kino Stavanger/Sandnes AS of 49.0%, CAPA Kinoreklame AS (“Capa”) of 50.0% and Vasteras Biografer, Aktiebolaget Svensk Filmindustri & Co (“Vasteras”) of 50.0%. Through its various investments the Company has interests in four U.S. theatres and 59 theatres in Europe. Indebtedness held by equity method investees is non-recourse to the Company.

Related Party Transactions

The Company recorded the following related party transactions with equity method investees:

	As of	As of
(In millions)	September 30, 2025	December 31, 2024
Due from DCM for on-screen advertising revenue	$1.3	$3.9
Loan receivable from DCM	0.7	0.6
Due to AC JV for Fathom Events programming	(2.0)	(1.5)
Loan receivable from Vasteras	0.9	0.8
Due from Capa for on-screen advertising revenue	—	1.4
Due to Vasteras	(1.0)	(0.6)
Due to U.S. theatre partnerships	(0.6)	(0.7)

		Three Months Ended		Nine Months Ended
(In millions)	Consolidated Statements of Operations	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
DCM screen advertising revenues	Other revenues	$5.1	$3.8	$13.2	$10.4
DCDC content delivery services	Operating expense	0.2	0.1	0.8	0.7
Film rent — AC JV	Film exhibition costs	4.2	12.8	13.5	25.6
Screenvision screen advertising revenues	Other revenues	1.8	2.1	4.9	5.0
Capa advertising revenues	Other revenues	1.3	1.1	1.4	1.1

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

The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $(9.3) million and $1.4 million during the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $(11.8) million and $1.7 million during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Investment Impairment

During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of $10.3 million in investment income related to an equity security without a readily determinable fair value measured at cost less any impairments. The investment has no remaining carrying value.

NOTE 6—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	September 30, 2025	December 31, 2024
Secured Debt:
Credit Agreement-Term Loans due 2029 (11.134% as of September 30, 2025 and 11.356% as of December 31, 2024)	$1,999.1	$2,014.2
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
Senior Secured Exchangeable Notes due 2030 (6.0% cash interest & 2.0% PIK interest as of September 30, 2025)	154.5	—
Senior Secured Notes due 2029 (9.0% cash interest & 6.0% PIK interest as of September 30, 2025)	857.0	—
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	107.3	427.6
7.5% First Lien Notes due 2029	360.0	950.0
Unsecured/Retired Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	—	131.2
5.75% Senior Subordinated Notes due 2025	—	44.1
5.875% Senior Subordinated Notes due 2026	—	41.9
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,003.4	$4,134.5
Finance lease liabilities	52.9	49.3
Accrued paid-in-kind interest	12.8	1.5
Deferred financing costs	(58.0)	(47.2)
Net discount (1)	(39.7)	(171.3)
Bifurcated embedded derivative – Senior Secured Exchangeable Notes due 2030	64.8	—
Bifurcated embedded derivative – 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	26.7	157.6
Total carrying value of corporate borrowings and finance lease liabilities	$4,062.9	$4,124.4
Less:
Current maturities of corporate borrowings	(19.9)	(64.2)
Current maturities of finance lease liabilities	(5.5)	(4.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,037.5	$4,055.8
(1)	The following table provides details of the net discount of corporate borrowings:

	September 30,	December 31,
(In millions)	2025	2024
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$—	$10.9
12.75% Odeon Senior Secured Notes due 2027	(16.3)	(20.9)
Senior Secured Notes due 2029	66.0	—
Senior Secured Exchangeable Notes due 2030	(27.1)	—
Credit Agreement-Term Loans due 2029	(35.3)	(43.4)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(27.0)	(117.9)
Net discount	$(39.7)	$(171.3)

The following table provides the principal payments required and maturities of corporate borrowing as of September 30, 2025:

Principal
Amount of
Corporate
(In millions)	Borrowings
Three months ended December 31, 2025	$5.0
2026	19.9
2027	545.1
2028	19.5
2029	3,152.1
2030	261.8
Total	$4,003.4

Debt Repurchases and Exchanges

The table below summarizes the various cash debt repurchase transactions during the nine months ended September 30, 2025. It does not include the 2025 Refinancing Transactions described in further detail below.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the nine months ended September 30, 2025 was $1.3 million.

The table below summarizes the various cash debt repurchase transactions, debt for equity exchange transactions, and cash and debt for equity exchange transactions that occurred during the nine months ended September 30, 2024. The debt for equity exchange transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. It does not include the 2024 Refinancing Transactions (as defined herein) described further below.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	Gain on	Accrued Interest
(In millions, except for share data)	Exchanged	Exchanged	Cost	Extinguishment	Paid/Exchanged
Cash debt repurchase transactions:
5.75% Senior Subordinated Notes due 2025	$7.0	—	$6.7	$0.3	$0.1
Second Lien Notes due 2026	50.0	—	50.5	4.4	1.4
Total cash debt repurchase transactions	57.0	—	57.2	4.7	1.5
Debt for equity exchange transactions:
Second Lien Notes due 2026	191.4	27,545,325	123.1	91.1	7.4
Total debt for equity exchange transactions	191.4	27,545,325	123.1	91.1	7.4
Cash and debt for equity exchange transactions:
5.75% Senior Subordinated Notes due 2025	8.6	447,829	8.4	0.2	0.1
5.875% Senior Subordinated Notes due 2026	9.6	432,777	8.1	1.3	0.2
Second Lien Notes due 2026	45.0	2,693,717	45.5	4.2	1.2
Total cash and debt for equity exchange transactions	63.2	3,574,323	62.0	5.7	1.5
Total debt repurchases and exchanges	$311.6	31,119,648	$242.3	$101.5	$10.4

The total carrying value of the debt extinguished in the above transactions during the nine months ended September 30, 2024 was $343.8 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value			Carrying Value
	as of	(Increase) Decrease to	Debt	as of
(In millions)	December 31, 2024	Net Earnings (Loss)	Extinguishment (1)	September 30, 2025
Principal balance	$427.6	$17.1	$(337.4)	$107.3
Discount	(117.9)	4.4	86.5	(27.0)
Debt issuance costs	(23.3)	0.9	17.1	(5.3)
Accrued paid-in-kind interest	1.5	2.2	(1.2)	2.5
Bifurcated embedded derivative	157.6	(42.6)	(88.3)	26.7
Carrying value	$445.5	$(18.0)	$(323.3)	$104.2

(1)	For more information on the loss on extinguishment see the 2025 Refinancing Transactions section below.

The 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Existing Exchangeable Notes”) have an effective interest rate of 15.12%.

Senior Secured Exchangeable Notes due 2030

	Carrying Value			Carrying Value
	as of	(Increase) Decrease to	Principal	as of
(In millions)	July 1, 2025	Net Earnings (Loss)	Cancellation	September 30, 2025
Principal balance	$194.4	$—	$(39.9)	$154.5
Discount	(35.4)	1.0	7.3	(27.1)
Debt issuance costs	(6.4)	0.1	—	(6.3)
Accrued paid-in-kind interest	—	0.8	—	0.8
Bifurcated embedded derivative	41.7	(9.5)	32.6	64.8
Carrying value	$194.3	$(7.6)	$—	$186.7

The Senior Secured Exchangeable Notes due 2030 (the “New Exchangeable Notes”) have an effective interest rate of 14.30%.

2025 Refinancing Transactions

On July 1, 2025, the Company and Muvico, LLC, a wholly owned subsidiary of the Company (“Muvico”), entered into a Transaction Support Agreement (the “Transaction Support Agreement”) providing for a series of refinancing transactions (the “2025 Refinancing Transactions”). The creditors party to the Transaction Support Agreement included certain holders of the Company’s Existing 7.5% Notes (the “Consenting 7.5% Noteholders”), certain holders of the Existing Exchangeable Notes, (the “Consenting Exchangeable Noteholders”) and certain lenders of the Company’s term loans outstanding under its credit agreement (the “Credit Agreement”, and any such consenting lenders, the “Consenting Term Loan Lenders” together with the Consenting 7.5% Noteholders and Consenting Exchangeable Noteholders, the “Consenting Parties”).

On July 1, 2025, the Consenting Exchangeable Noteholders exchanged $143.0 million aggregate principal amount of Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders for 79,800,000 shares of Common Stock, which were reserved or authorized to be exchanged for the Existing Exchangeable Notes held by such holders.

On July 24, 2025 (the “Closing Date”), the Company and Muvico completed the 2025 Refinancing Transactions as contemplated by the Transaction Support Agreement. In connection with the 2025 Refinancing Transactions, on the Closing Date:

●	The Consenting 7.5% Noteholders (i) provided approximately $244.4 million of gross proceeds of incremental, new money financing and (ii) exchanged $590.0 million aggregate principal amount of Existing 7.5% Notes held by the Consenting 7.5% Noteholders on a dollar-for-dollar basis for a total of

$857.0 million aggregate principal amount of new Senior Secured Notes due 2029 (the “New 2029 Notes”).
●	The Consenting Exchangeable Noteholders exchanged approximately $194.4 million aggregate principal amount of the remaining Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders, on a dollar-for-dollar basis, for New Exchangeable Notes. The principal amount of New Exchangeable Notes was subject to potential downward adjustment, depending on the trading price of the Company’s Common Stock for a period following the initial exchange (the “Principal Adjustment Feature”). On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes was cancelled pursuant to the Principal Adjustment Feature, representing the maximum possible downward adjustment. The Company also agreed to pay certain transaction fees, subject to certain conditions described in the Transaction Support Agreement, either in the form of Common Stock or as additional New Exchangeable Notes.
●	The Consenting Term Loan Lenders and certain other lenders party to the Credit Agreement (which constituted the “Required Lenders” as defined in the Credit Agreement), the Company, Muvico and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent under the Credit Agreement, entered into an amendment to the Credit Agreement permitting the 2025 Refinancing Transactions. The Consenting Term Loan Lenders were paid consent fees of approximately $22.3 million.
●	The Company and the Consenting Parties entered into a settlement and mutual release agreement with respect to the 2025 Refinancing Transactions, pursuant to which the parties have agreed that they will not directly or indirectly take any action in furtherance of the Intercreditor Litigation and to dismiss with prejudice any claims with respect to the Intercreditor Litigation.

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

The New 2029 Notes will bear interest at a rate per annum equal to the Applicable Rate (as defined in the New 2029 Notes Indenture), payable semi-annually in arrears in cash and, to the extent required, in payment-in-kind (“PIK”) interest on June 15 and December 15 of each year, beginning on December 15, 2025. The Applicable Rate ranges from 11.5% cash interest to 15.0% total interest (comprised of 9.0% cash and 6.0% PIK) depending on the Company’s Total Leverage Ratio (as defined in the New 2029 Notes Indenture). The New 2029 Notes will mature on February 19, 2029, unless redeemed in full prior to such maturity date, pursuant to the terms contained in the New 2029 Notes Indenture. If, by December 10, 2025, the Company has not obtained the necessary shareholder approvals required to issue the Company’s Common Stock underlying the New Exchangeable Notes (the “Required Shareholder Approval”), the interest rate per annum payable with respect to the New 2029 Notes will increase by either 1.00% cash interest or 2.00% PIK interest, as determined by the Company in its sole discretion (the “Additional Rate”). The Additional Rate will (i) go into effect concurrent with any rate adjustment to the New Exchangeable Notes and (ii) remain in force for any duration of time in which the New Exchangeable Notes remain outstanding and are not exchangeable.

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

In the event that holders of New Exchangeable Notes voluntarily elect to exchange their New Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “New Exchangeable Notes Exchange Adjustment Consideration”) equal to (i) prior to July 22, 2027, 21.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (ii) on or after July 22, 2027 and prior to July 22, 2028, 14.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (iii) on or after July 22, 2028 and prior to July 22, 2029, 7.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; and (iv) on or after July 22, 2029, zero. Muvico, at its option, will be entitled to pay the Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 110% of the Exchange Price), subject to restrictions under the Credit Agreement, or cash in twelve equal installments over the twelve-month period following the applicable exchange or a combination thereof.

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

Additional New Exchangeable Notes

The New Exchangeable Notes Indenture provides that in the event that the Required Shareholder Approval is not obtained within 180 days of the Closing Date, Muvico will promptly issue $15.0 million aggregate principal amount of additional New Exchangeable Notes to the holders of the New Exchangeable Notes, pro rata based on the percentage of outstanding New Exchangeable Notes held by each such holder as of the Closing Date and rounded to the nearest $1.00 increment. If the Required Shareholder Approval is obtained, the Company will pay a consent fee to an ad hoc group of creditors, in the form of $15.0 million payable in shares of Common Stock, based on a price determined during the sixty consecutive trading days immediately following the Required Shareholder Approval (the “Consent Fee Feature”).

Embedded Derivatives

The interest rate on the New Exchangeable Notes will increase or decrease on December 10, 2025 depending on the outcome of the Required Shareholder Approval (the “Interest Reset Feature”). The Company bifurcated the Interest Reset Feature as: (i) the economic characteristics and risks of the interest rate change are not clearly and closely related to the economic characteristics and risks of the host instrument because the change is dependent on authorization of additional Common Stock; (ii) the host debt instrument is not remeasured at fair value but rather, is measured at amortized cost; and (iii) the Interest Reset Feature does not qualify for derivative scope exception under ASC 815-10-15-74(a). The Consent Fee Feature was also bifurcated for the same reasons as the Interest Reset Feature.

The Company also bifurcated the Principal Adjustment Feature as: (i) the economic characteristics and risks are not clearly and closely related to the economic characteristics and risks of the host instrument given that the Principal Adjustment Feature was tied to the price of the Company’s Common Stock; (ii) the host debt instrument is not remeasured at fair value but rather, is measured at amortized cost; and (iii) the Principal Adjustment Feature does not qualify for derivative scope exception under ASC 815-10-15-74(a).

The Company analyzed the contingent conversion option and New Exchangeable Notes Exchange Adjustment Consideration as one single contingent conversion option (the “Contingent Conversion Option”). The Company bifurcated the Contingent Conversion Option from the host contract as: (i) the economic characteristics of a conversion option embedded in a debt instrument are not clearly and closely related to the economic characteristics and risks of a debt host contract, as stated in ASC 815-15-25-51; (ii) the host debt instrument is not remeasured at fair value but rather, is measured at amortized cost; and (iii) the Contingent Conversion Option does not qualify for derivative scope exception under ASC 815-10-15-74(a). The New Exchangeable Notes Exchange Adjustment Consideration (i.e., make-whole payment) does not meet the criteria for indexation under ASC 815-40-15-7C because the design of the feature does not meet the time-value scope exception and as a result is accounted for as a derivative.

The Company combined the embedded derivatives for the Interest Reset Feature, Principal Adjustment Feature, Consent Fee Feature, and the Contingent Conversion Option into a single compound derivative liability. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. The Principal Adjustment Feature was recorded at fair value and transferred to the carrying value of the New Exchangeable Notes upon cancellation of $39.9 million aggregate principal amount of New Exchangeable Notes on September 30, 2025. See Note 9–Fair Value Measurements for a discussion of the valuation methodologies.

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

Extinguishments & Subordinated Note Redemption

The Company determined that July 1, 2025 was the appropriate date to apply extinguishment accounting to the Existing Exchangeable Notes as it was the date that the Common Stock was issued and also the date the Company had a firm commitment to issue the New Exchangeable Notes. The exchanges of the Existing Exchangeable Notes for shares of Common Stock and New Exchangeable Notes resulted in a loss on extinguishment as follows:

(In millions)	Amount
Fair value of New Exchangeable Notes	$159.0
Fair value of bifurcated embedded derivatives New Exchangeable Notes	41.7
Fair value of Common Stock issued	225.0
Total consideration	425.7

Principal Existing Exchangeable Notes	337.4
Discount Existing Exchangeable Notes	(86.5)
Debt issuance costs Existing Exchangeable Notes	(17.1)
Gain on cash paid for PIK interest	0.3
Bifurcated embedded derivatives Existing Exchangeable Notes	88.3
Carrying value Existing Exchangeable Notes	322.4

Loss on extinguishment of Existing Exchangeable Notes	$103.3

The exchanges of the Existing 7.5% Notes for New 2029 Notes were accounted for as extinguishments and resulted in a loss on extinguishment as follows:

(In millions)	Amount
Fair value of New 2029 Notes (1)	$925.4
Gross proceeds	(244.4)
Cash fee paid to Existing 7.5% Notes lenders	2.4
Total consideration	683.4

Principal Existing 7.5% Notes	590.0
Debt issuance costs Existing 7.5% Notes	(5.6)
Carrying value Existing 7.5% Notes	584.4

Loss on extinguishment of Existing 7.5% Notes	$99.0

(1)	Fair value of the New 2029 Notes was estimated on July 24, 2025 using observed prices for transactions of the New 2029 Notes shortly after issuance. The market for the New 2029 Notes is considered an inactive market and the observed prices are considered a Level 2 input in the fair value hierarchy.

On July 7, 2025, the Company delivered notices of conditional full redemption (the “Notices”) to holders of the Company’s outstanding 5.875% Senior Subordinated Notes due 2026 (the “Senior Subordinated Notes due 2026”) and 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes”) (collectively, the “Subordinated Notes”) to redeem the Subordinated Notes in full, in each case, at a redemption price of 100% of the principal amount of the Subordinated Notes outstanding, plus accrued and unpaid interest to the applicable redemption date (the “Redemptions”). On July 28, 2025, the Company used the proceeds from the issuance of the New 2029 Notes to fully redeem the Second Lien Notes. On August 6, 2025, the Company fully redeemed the Senior Subordinated Notes due

2026. The Company recorded a gain on extinguishment of $6.6 million and a loss on extinguishment of $0.3 million related to the Second Lien Notes redemption and Senior Subordinated Notes due 2026 redemption, respectively.

The Credit Agreement Amendment was accounted for as a modification and resulted in expense of approximately $2.1 million for costs paid to third parties.

2024 Refinancing Transactions

In the third quarter of 2024, the Company completed a series of refinancing transactions (the “2024 Refinancing Transactions”) with two creditor groups to refinance and extend to 2029 and 2030 the maturities of the Company’s debt previously maturing in 2026.

In connection with the refinancing:

●	The Company and Muvico, entered into the Credit Agreement, by and among the Company and Muvico, each, as a borrower, pursuant to which the Company and Muvico jointly and severally borrowed $2,024.3 million of new term loans maturing in 2029 (the “New Term Loans”).
●	The New Term Loans were (i) used as consideration for open market purchases of $1,895.0 million the Company’s existing senior secured term loans maturing in 2026 (the “Existing Term Loans”) and (ii) exchanged for $104.2 million of the Company’s Second Lien Notes.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal of Existing Exchangeable Notes and used the proceeds from the offering to repurchase $414.4 million aggregate principal amount of the Second Lien Notes.

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

Covenant Compliance

As of September 30, 2025, the Company believes that it was in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Additionally, during the nine months ended September 30, 2025, the Company issued shares through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	September 30, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

As of January 15, 2025, all 50.0 million shares subject to the Sales and Registration Agreement had been sold.

During the nine months ended September 30, 2024, the Company issued shares through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	September 30, 2024
Shares issued through at-the-market offering	72.5
At-the-market offering gross proceeds	$250.0
Sales agent fees paid	$6.3
Other third-party issuance costs incurred	$0.6
Other third-party issuance costs paid	$0.7

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

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2025	2024	2025	2024
Special awards expense	$—	$—	$1.0	$2.1
Board of director stock award expense	—	—	1.3	1.0
Restricted stock unit expense	3.6	3.8	9.8	8.6
Performance stock unit expense	2.4	2.5	5.6	3.3
Total equity classified awards:	6.0	6.3	17.7	15.0
Liability classified awards:
Restricted and performance stock unit expense	—	—	—	0.1
Total liability classified awards:	—	—	—	0.1
Total stock-based compensation expense	$6.0	$6.3	$17.7	$15.1

As of September 30, 2025, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $14.1 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately twelve months.

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

As of September 30, 2025, there were 25,588 nonvested underlying Common Stock RSUs and PSUs (measured at 100% attainment levels for both the Adjusted EBITDA and free cash flow targets) related to awards classified as liabilities.

Special Awards

On February 19, 2025, the Compensation Committee approved modification of the performance goals applicable to all 2024 Tranche Year PSU awards. This was accounted for as a modification to the 2024 Tranche Year PSU awards which lowered the Adjusted EBITDA performance target such that 146% vesting was achieved. This modification resulted in the immediate additional vesting of 270,093 of the 2024 Tranche Year PSUs (4,181 cash settled units and 265,912 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the nine months ended September 30, 2025, the Company recognized $1.0 million of stock compensation expense related to these awards.

On February 22, 2024, the Compensation Committee approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 of the 2023 Tranche Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the nine months ended September 30, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the nine months ended September 30, 2025:

		Weighted
		Average
	Common Stock	Grant Date
	RSUs and PSUs	Fair Value
Nonvested at January 1, 2025	3,876,114	$7.92
Granted (1)	5,422,243	3.57
Granted - Special Award	265,912	3.57
Vested	(1,161,440)	8.33
Vested - Special Award	(140,982)	3.57
Forfeited	(322,900)	5.83
Cancelled (2)	(1,052,237)	8.62
Cancelled - Special Award (2)	(124,930)	3.57
Nonvested at September 30, 2025	6,761,780	4.35
Tranche Years 2026 and 2027 awarded under the 2025 PSU award and Tranche Year 2026 awarded under the 2024 PSU award with grant date fair values to be determined in year 2026 and 2027, respectively	3,000,921
Total nonvested at September 30, 2025	9,762,701
(1)	The number of PSU shares granted under the Tranche Year 2025 assumes the Company will attain a performance target at 100% for the Adjusted EBITDA target, 100% for the free cash flow target, and 200% for the strategic initiatives. The number of PSU shares granted under the Tranche Year 2026 assumes the Company will attain a performance target at 100% for the strategic initiatives.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $4.4 million during the nine months ended September 30, 2025.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2025

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Share issuances	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	11.1	—	11.1
Stock-based compensation	—	—	6.0	—	—	6.0
Balances June 30, 2025	433,143,561	$4.3	$6,892.1	$(68.2)	$(8,553.6)	$(1,725.4)
Net loss	—	—	—	—	(298.2)	(298.2)
Other comprehensive income	—	—	—	15.1	—	15.1
Debt for equity exchange	79,800,000	0.8	224.2	—	—	225.0
Stock-based compensation	—	—	6.0	—	—	6.0
Balances September 30, 2025	512,943,561	$5.1	$7,122.3	$(53.1)	$(8,851.8)	$(1,777.5)
(1)	Includes 370,586 Common Stock shares awarded to the Board of Directors, and 1,302,422 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2024

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2023	260,574,392	$2.6	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	(163.5)	(163.5)
Other comprehensive loss	—	—	—	(35.4)	—	(35.4)
Debt for equity exchange	2,541,250	—	14.2	—	—	14.2
Taxes paid for restricted unit withholdings	—	—	(2.2)	—	—	(2.2)
Share issuance costs	—	—	(0.5)	—	—	(0.5)
Stock-based compensation (1)	489,342	—	4.3	—	—	4.3
Balances March 31, 2024	263,604,984	$2.6	$6,237.7	$(113.6)	$(8,157.7)	$(2,031.0)
Net loss	—	—	—	—	(32.8)	(32.8)
Other comprehensive income	—	—	—	2.8	—	2.8
Debt for equity exchange	25,004,075	0.3	116.1	—	—	116.4
Share issuance	72,549,972	0.7	242.9	—	—	243.6
Stock-based compensation (1)	195,924	—	4.4	—	—	4.4
Balances June 30, 2024	361,354,955	$3.6	$6,601.1	$(110.8)	$(8,190.5)	$(1,696.6)
Net loss	—	—	—	—	(20.7)	(20.7)
Other comprehensive income	—	—	—	8.6	—	8.6
Debt for equity exchange	3,574,323	—	17.1	—	—	17.1
Stock-based compensation (1)	6,468	—	6.3	—	—	6.3
Balances September 30, 2024	364,935,746	$3.6	$6,624.5	$(102.2)	$(8,211.2)	$(1,685.3)
(1)	Includes 202,392 Common Stock shares awarded to the Board of Directors and 489,342 vested Common Stock RSUs and PSUs.

NOTE 8—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company is using a discrete income tax calculation for the nine months ended September 30, 2025, due to the lingering effects of the COVID-19 pandemic and labor stoppages on the industry. Historically, for interim financial reporting, the Company estimated the worldwide annual income tax rate based on projected taxable income (loss) for the full year and recorded a quarterly income tax provision or benefit in accordance with the anticipated annual rate, adjusted for discrete items, if any. The Company will return to the historic approach of computing quarterly tax expense based on an annual effective rate in the future interim period when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the nine months ended September 30, 2025, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the nine months ended September 30, 2025, was (0.8)%. The Company’s consolidated tax rate for the nine months ended September 30, 2025, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

On July 4, 2025, the President of the United States signed the One Big Beautiful Bill Act (“OBBBA”) into law. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, and modifications to depreciation deductions. While the effects of these tax law changes will not be reflected in interim or annual provisions for the period ended September 30, 2025, the Company is evaluating the impact of the OBBBA on its financial position, results of operations, and cash flows for future periods.

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

Recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the Company’s financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2025:

		Fair Value Measurements at September 30, 2025 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Other long-term assets:
Investment in Hycroft warrants	$3.0	$—	$—	$3.0
Marketable equity securities:
Investment in Hycroft	14.9	14.9	—	—
Total assets at fair value	$17.9	$14.9	$—	$3.0

Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$26.7	$—	$—	$26.7
Bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	64.8	—	—	64.8
Total liabilities at fair value	$91.5	$—	$—	$91.5

Senior Secured Notes due 2030 embedded derivative valuation. The Company’s Senior Secured Exchangeable Notes due 2030 have features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These features were combined into a single derivative that comprises all features requiring bifurcation. The derivative features have been valued using a combination of Monte Carlo simulations, binomial lattice models, and discounted cash flow models. Monte Carlo simulations use repeated random sampling to simulate a wide range of possible outcomes. The binomial lattice model consists of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, discount yield, and the probability of the required shareholder approval. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the condensed consolidated statements of operations.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 embedded derivative valuation. On July 22, 2024, the Company issued Existing Exchangeable Notes with conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation. The derivative features have been valued using a binomial lattice approach. The binomial lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the Existing Exchangeable Notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the condensed consolidated statements of operations.

Nonrecurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the debt component of the Company’s Senior Secured Exchangeable Notes due 2030 as of July 1, 2025:

Fair Value Measurements at July 1, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	July 1, 2025	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Senior Secured Exchangeable Notes due 2030	$159.0	$—	$159.0	$—

Valuation Technique. The Company estimated the fair value utilizing a discounted cash flow analysis with a discount yield interpolated by reference to the Company’s other outstanding debt instruments. See Note 6—Corporate Borrowings and Finance Lease Liabilities for further information.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$19.9	$—	$20.0	$—
Corporate borrowings (excluding derivatives)	3,898.6	—	3,923.2	—

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

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,005.9	$294.3	$1,300.2
Less:
Film exhibition costs	284.6	67.8	352.4
Food and beverage costs	65.4	23.2	88.6
Operating expense, excluding depreciation and amortization (2)	353.6	110.4	464.0
Rent	163.4	60.7	224.1
General and administrative expense - other, excluding depreciation and amortization (3)	27.7	21.4	49.1
Other segment items (4)	0.3	(0.5)	(0.2)
Adjusted EBITDA	$110.9	$11.3	$122.2

	Three Months Ended
	September 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,055.3	$293.5	$1,348.8
Less:
Film exhibition costs	311.1	70.3	381.4
Food and beverage costs	67.0	22.7	89.7
Operating expense, excluding depreciation and amortization (2)	344.5	108.1	452.6
Rent	160.7	55.7	216.4
General and administrative expense - other, excluding depreciation and amortization (3)	28.4	19.3	47.7
Other segment items (4)	0.3	(1.1)	(0.8)
Adjusted EBITDA	$143.3	$18.5	$161.8

	Nine Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$2,737.1	$823.5	$3,560.6
Less:
Film exhibition costs	761.4	187.9	949.3
Food and beverage costs	179.2	62.7	241.9
Operating expense, excluding depreciation and amortization (2)	983.0	327.2	1,310.2
Rent	488.7	176.1	664.8
General and administrative expense - other, excluding depreciation and amortization (3)	89.4	62.2	151.6
Other segment items (4)	0.9	(11.5)	(10.6)
Adjusted EBITDA	$234.5	$18.9	$253.4

	Nine Months Ended
	September 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$2,560.3	$770.5	$3,330.8
Less:
Film exhibition costs	712.8	180.2	893.0
Food and beverage costs	165.8	56.8	222.6
Operating expense, excluding depreciation and amortization (2)	924.5	309.9	1,234.4
Rent	489.0	170.3	659.3
General and administrative expense - other, excluding depreciation and amortization (3)	91.1	54.5	145.6
Other segment items (4)	(1.4)	(1.8)	(3.2)
Adjusted EBITDA	$178.5	$0.6	$179.1

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses or income as further defined in the reconciliation of net loss to Adjusted EBITDA below.
(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, net periodic benefit cost, and attributable EBITDA from International theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$60.1	$19.3	$79.4
Income tax provision	0.9	0.3	1.2
Other expense	187.5	8.9	196.4
Other significant noncash items:
Stock-based compensation expense	5.4	0.6	6.0
Equity in earnings of non-consolidated entities	(1.3)	(0.3)	(1.6)
Capital expenditures	47.8	18.4	66.2

	Three Months Ended
	September 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$62.1	$18.7	$80.8
Income tax provision (benefit)	(1.9)	0.8	(1.1)
Other expense (income)	4.3	(21.9)	(17.6)
Other significant noncash items:
Stock-based compensation expense	5.7	0.6	6.3
Equity in earnings of non-consolidated entities	(4.5)	(0.7)	(5.2)
Capital expenditures	41.6	19.1	60.7

	Nine Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$178.0	$55.3	$233.3
Income tax provision	2.3	1.7	4.0
Other expense (income)	147.1	(38.7)	108.4
Other significant noncash items:
Stock-based compensation expense	16.3	1.4	17.7
Equity in earnings of non-consolidated entities	(4.0)	(0.5)	(4.5)
Capital expenditures	113.6	49.1	162.7

	Nine Months Ended
	September 30, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$187.0	$54.2	$241.2
Income tax provision (benefit)	(0.7)	2.1	1.4
Other income	(107.8)	(56.1)	(163.9)
Other significant noncash items:
Stock-based compensation expense	14.0	1.1	15.1
Equity in (earnings) loss of non-consolidated entities	(10.1)	0.2	(9.9)
Capital expenditures	107.1	48.7	155.8

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(298.2)	$(20.7)	$(505.0)	$(217.0)
Plus:
Income tax provision (benefit) (1)	1.2	(1.1)	4.0	1.4
Interest expense	139.3	119.6	388.0	319.8
Depreciation and amortization	79.4	80.8	233.3	241.2
Certain operating expense (2)	0.7	2.0	6.1	3.5
Equity in earnings of non-consolidated entities (3)	(1.6)	(5.2)	(4.5)	(9.9)
Attributable EBITDA (4)	0.4	1.3	0.9	1.2
Investment income (5)	(1.3)	(3.2)	(8.4)	(14.4)
Other expense (income) (6)	196.2	(18.1)	118.1	(161.9)
Merger, acquisition and other costs (7)	0.1	0.1	3.2	0.1
Stock-based compensation expense (8)	6.0	6.3	17.7	15.1
Adjusted EBITDA	$122.2	$161.8	$253.4	$179.1
(1)	For information regarding the income tax provision (benefit), see Note 8—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(4.3) million.

Equity in earnings of non-consolidated entities during the nine months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(3.4) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(9.5) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments in theatre operators are in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Equity in (earnings) of non-consolidated entities	$(1.6)	$(5.2)	$(4.5)	$(9.9)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(1.6)	(4.7)	(4.6)	(10.3)
Equity in earnings (loss) of International theatre joint ventures	—	0.5	(0.1)	(0.4)
Income tax benefit	—	—	(0.1)	(0.1)
Investment income	—	(0.1)	—	—
Interest expense	—	—	0.1	0.1
Depreciation and amortization	0.4	0.7	1.0	1.4
Other expense	—	0.2	—	0.2
Attributable EBITDA	$0.4	$1.3	$0.9	$1.2

(5)	Investment income during the three months ended September 30, 2025 includes interest income of $(2.3) million, increases in the estimated fair value of the Company’s investment in common shares of Hycroft of $(7.3) million, and increases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $(2.0) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million. Investment income during the three months ended September 30, 2024 included interest income of $(4.6) million, an increase in the estimated fair value of the Company’s investment in common shares of Hycroft of $(0.3) million, partially offset by a decrease in the estimated fair value of the Company's investment in warrants to purchase common shares of Hycroft of $1.7 million.

Investment income during the nine months ended September 30, 2025 includes interest income of $(6.9) million, increases in the estimated fair value of the Company’s investment in common shares of Hycroft of $(9.6) million, and increases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $(2.2) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million. Investment income during the nine months ended September 30, 2024 included interest income of $(16.1) million, increases in the estimated fair value of the Company’s investment in common shares of Hycroft of $(0.2) million, partially offset by decreases in the estimated fair value of the Company’s investment in warrants to purchase common shares of Hycroft of $1.9 million.

(6)	Other expense during the three months ended September 30, 2025 includes net losses on debt extinguishment of $196.0 million, foreign currency transaction losses of $9.0 million, and term loan modification third party fees of $2.1 million, partially offset by a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(1.4) million and a decrease in fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million. Other income during the three months ended September 30, 2024 included shareholder litigation recoveries of $(14.9) million, foreign currency transaction gains of $(21.5) million and a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable notes of $(73.5) million, partially offset by losses on debt extinguishment of $50.8 million and term loan modification third party fees of $41.0 million.

Other expense during the nine months ended September 30, 2025 includes net losses on debt extinguishment of $196.0 million and term loan modification third party fees of $2.1 million, partially offset by a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(42.6) million, a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5)

million and foreign currency transaction gains of $(27.9) million. Other income during the nine months ended September 30, 2024 included shareholder litigation recoveries of $(34.0) million, gains on debt extinguishment of $(40.3) million, a vendor dispute settlement of $(36.2) million, foreign currency transaction gains of $(18.9) million and a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(73.5) million, partially offset by term loan modification third party fees of $41.0 million.

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

On February 20, 2023, two putative stockholder class actions were filed in the Delaware Court of Chancery, which were subsequently consolidated into In re AMC Entertainment Holdings, Inc. Stockholder Litigation C.A. No. 2023-0215-MTZ (Del. Ch.) (the “Shareholder Litigation”). The Shareholder Litigation asserted a claim for breach of (i) fiduciary duty against certain of the Company’s directors at the time and a former director, and (ii) 8 Del. C. § 242 against certain of the Company’s directors at the time and the Company, arising out of the Company’s creation of the AMC Preferred Equity Units, the transactions between the Company and Antara Capital, L.P. announced on December 22, 2022, and certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock (together, the “Charter Amendments”).

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

On August 11, 2023, the court approved the settlement of the Shareholder Litigation. The Charter Amendments were implemented and the reverse stock split occurred on August 24, 2023, the conversion of AMC Preferred Equity Units into Common Stock occurred on August 25, 2023, and the Settlement Payment was made on August 28, 2023. On September 15, 2023, the court entered an order dismissing the Shareholder Litigation in its entirety and with prejudice. On October 13, 2023, a purported Company stockholder who objected to the settlement of the Shareholder Litigation filed a notice of appeal of the court’s decision approving the settlement. On May 22, 2024, the Delaware Supreme Court affirmed the court’s decision approving the settlement of the Shareholder Litigation. On August 20, 2024, the purported stockholder who appealed to the Delaware Supreme Court filed a petition for a writ of certiorari with the United States Supreme Court, which was denied on October 7, 2024.

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

The remaining insurer contested whether it owed coverage for the Settlement Payment, claiming it does not constitute a “Loss” under its insurance policy (the “Loss Defense”). On February 28, 2025, the court denied a motion for summary judgment by the remaining insurer in the Coverage Action. Additionally, the court partially granted the Company’s motion for summary judgment, ruling that the Settlement Payment constituted a covered loss, but that genuine issues of material fact existed for trial regarding whether AMC complied with the consent provisions of the Policies in connection with the Settlement Payment (the “Consent Defense”). Subsequently, pursuant to a joint stipulated order entered by the court on March 9, 2025, the remaining insurer withdrew its Consent Defense (but preserved its Loss Defense for appeal) and on April 9, 2025, the court entered a final judgment in favor of the Company in the amount of $5.0 million plus pre-judgment interest of $0.7 million. On May 8, 2025, the insurer filed a notice of appeal to the Supreme Court of the State of Delaware, which is fully briefed and scheduled for oral arguments on November 12, 2025.

AMC also has claims for coverage from additional insurers, however, those insurers’ policies contain mandatory arbitration provisions, so they were not included in the Coverage Action. On January 24, 2025, the Company sent a notice of arbitration to the four remaining insurers with mandatory arbitration provisions on the same grounds as the Coverage Action (the “Coverage Arbitration”).

On September 17, 2024, an action captioned A Holdings – B LLC, et al. v. GLAS Trust Company LLC, Index No. 654878/2024 (the “Intercreditor Litigation”), was filed in the Supreme Court of the State of New York. The Intercreditor Litigation was filed by an ad hoc group of holders of the Company’s 7.500% Senior Secured Notes due 2029 (the “Existing 7.5% Notes”) asserting claims for breach of contract and seeking a declaratory judgment against the Company and GLAS Trust Company LLC (“GLAS”), the trustee under the indenture for the Company’s Second Lien Notes (as defined herein), in connection with the 2024 Refinancing Transactions. Plaintiffs alleged that GLAS and the Company breached the first lien/second lien intercreditor agreement dated July 31, 2020 (the “Intercreditor Agreement”) by improperly transferring collateral that secured the Existing 7.5% Notes free of such liens and eliminating the Existing 7.5% Notes’ priority in certain other collateral in connection with the 2024 Refinancing Transactions. On November 20, 2024, the Company filed a motion to dismiss the complaint, which was fully briefed and scheduled for oral argument on August 25, 2025. On July 25, 2025, following the effectiveness of the 2025 Refinancing Transactions, the parties to the Intercreditor Litigation filed a stipulation of discontinuance with prejudice in the Intercreditor Litigation. On July 29, 2025, the court issued a decision and order discontinuing the action and dismissing the complaint in the Intercreditor Litigation with prejudice and without costs. See Note 6—Corporate Borrowings and Finance Lease Liabilities for additional information regarding the 2025 Refinancing Transactions.

On October 31, 2025, a purported securities class action captioned Simons v. AMC Entertainment Holdings, Inc., No. 1:25-cv-09042, was filed against the Company in the United States District Court for the Southern District of New York. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by the Company during the period from August 18, 2022 to November 1, 2023 relating to the conversion of the AMC Preferred Equity Units. The complaint alleges damages of at least $178 million, plus prejudgment interest. The Company intends to defend the action vigorously.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss for basic and diluted loss per share	$(298.2)	$(20.7)	$(505.0)	$(217.0)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	513,010	361,853	459,375	315,783
Basic and diluted loss per common share	$(0.58)	$(0.06)	$(1.10)	$(0.69)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Included in the computation of basic loss per share are 66,278 contingently issuable RSUs whose issuance conditions were satisfied when the grantee attained retirement eligibility and will not be issued until January 2026. Unvested RSUs of 4,494,025 for each of the three and nine months ended September 30, 2025, were not included in the computation of diluted loss per share because the RSUs would be anti-dilutive. Unvested RSUs of 2,594,497 for each of the three and nine months ended September 30, 2024, were not included in the computation of diluted loss per share because the RSUs would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted loss per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. Unvested PSUs of 2,201,477 at certain performance targets for each of the three and nine months ended September 30, 2025, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. Unvested PSUs of 1,403,682 at certain performance targets for each of the three and nine months ended September 30, 2024, were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company has excluded approximately 21.4 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for each of the three and nine months ended September 30, 2025 because the issuable shares would be anti-dilutive.

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
●	the risks and uncertainties relating to the 2025 Refinancing Transactions and 2024 Refinancing Transactions, including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Existing Exchangeable Notes or our New Exchangeable Notes, (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows from operating activities to overcome liquidity concerns or may be insufficient to do so if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues and (iii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with the 2025 Refinancing Transactions or 2024 Refinancing Transactions;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in continued cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and the financial burden imposed by tariffs on motion picture production;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through Common Stock and could result in increased interest costs from our debt instruments;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the One Big Beautiful Bill Act of 2025;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy, particularly in Europe;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the SEC.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of September 30, 2025, we operated theatres in 11 countries throughout the U.S. and Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of September 30, 2025, we owned, operated or had interests in 856 theatres and 9,636 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, in-house), XL screens, SCREENX, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of September 30, 2025 and September 30, 2024:

	U.S. Markets		International Markets		Consolidated
	As of September 30,		As of September 30,		As of September 30,
Format	2025	2024	2025	2024	2025	2024
Number of theatres:
IMAX®	184	184	37	35	221	219
Dolby Cinema™ theatres	168	164	7	7	175	171
In-house PLF	61	60	78	79	139	139
Dine-in	48	49	3	3	51	52
Premium seating	367	365	88	85	455	450
XL screens	34	—	70	—	104	—
SCREENX	—	—	6	6	6	6
Number of screens:
IMAX®	185	185	37	35	222	220
Dolby Cinema™ theatres	168	164	7	7	175	171
In-house PLF	65	60	81	82	146	142
Dine-in	666	675	13	13	679	688
Premium seating	3,648	3,607	634	588	4,282	4,195
XL screens	54	—	84	—	138	—
SCREENX	—	—	6	6	6	6

We have signed a letter of intent with CJ 4DPLEX to open new 4DX and SCREENX locations in our U.S. markets. The first deployment is expected to open by early 2026.

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

As of September 30, 2025, we had a combined total of approximately 37.7 million member households enrolled in AMC Stubs® A-List (“A-List”), AMC Stubs Premiere™ (“Premiere”), Premiere GO!, and AMC Stubs Insider™ (“Insider”) programs, combined. During the nine months ended September 30, 2025, our AMC Stubs® members represented approximately 51% of AMC U.S. markets attendance.

We currently have approximately 19 million total members in our various International loyalty & subscription programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of September 30, 2025, there were 512,943,561 shares of our Common Stock outstanding. Of those outstanding shares, approximately 1.8 million shares (or 0.4%) were held by 14,296 registered holders with our transfer agent and approximately 511.1 million (or 99.6%) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation, commonly referred to as held in “street name” for beneficial holders owning shares through bank or brokerage accounts.

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

Derivative Fair Values. We remeasure the bifurcated embedded derivatives related to our Existing Exchangeable Notes and New Exchangeable Notes at fair value each reporting period with changes in fair value recorded in the condensed consolidated statements of operations. We have obtained independent third-party valuation studies to assist us in determining fair value.

Critical estimates. The critical estimates used in determining the fair value of the bifurcated embedded derivatives are discussed by host instrument below:

Existing Exchangeable Notes. Our valuation studies use binomial lattice models and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the Existing Exchangeable Notes. The significant inputs used to value the derivative include the initial share price of our Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The volatility of our Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the Existing Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

New Exchangeable Notes. Our valuation studies use a combination of Monte Carlo simulations, binomial lattice models, and discounted cash flow models. The models are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The Monte Carlo simulations use repeated random sampling to simulate a wide range of possible outcomes. The binomial lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the New Exchangeable Notes. The significant inputs used to value the derivative include the initial share price of our Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, discount yield, and the probability of the required shareholder approval. The volatility of our Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the New Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

Assumptions and judgment. Selecting the appropriate method and model to use in the valuation of the bifurcated embedded derivatives associated with the Existing Exchangeable Notes and New Exchangeable Notes requires judgment and careful consideration of common valuation practice for similar instruments. Selection of significant assumptions such as volatility and the discount yield also requires judgment and both inputs exhibit a greater degree of subjectivity than less observable inputs such as the risk-free rate.

Impact if actual results differ from assumptions. If actual results differ from assumptions, the value of the bifurcated embedded derivatives could be overstated or understated which could increase or decrease net earnings by a material amount.

Our Current Estimates and Changes in those Estimates. During the three and nine months ended September 30, 2025, we recorded other income related to decreases in our bifurcated embedded derivatives’ estimated fair value of $10.9 million and $52.1 million, respectively. A hypothetical 10% increase in the fair value of the derivatives would have resulted in an increase of other expense of approximately $9.2 million. Similarly, a hypothetical 10% decrease in the fair value of the derivatives would have resulted in a decrease to other expense of approximately $9.2 million. We expect there will be future changes in the fair value for our derivatives and that the related amounts recorded as income or expense may be material. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 9—Fair Value Measurements in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Significant Events—For the Nine Months Ended September 30, 2025

2025 Debt Refinancing. During the three and nine months ended September 30, 2025, we completed a series of refinancing transactions with certain holders of our Existing 7.5% Notes, certain holders of the Existing Exchangeable Notes, and certain lenders of our term loans outstanding under our credit agreement. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding these transactions.

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

Share Issuances. During the nine months ended September 30, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock.

Additionally, during the nine months ended September 30, 2025, we issued shares through an “at-the-market offering”. The below table summarizes the activity of the “at-the-market” offering:

(In millions)	September 30, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

See Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the share issuances.

Significant Events—For the Nine Months Ended September 30, 2024

Debt Repurchases and Exchanges. The table below summarizes the various cash debt repurchase transactions, debt for equity exchange transactions, and cash and debt for equity exchange transactions that occurred during the nine months ended September 30, 2024. The debt for equity transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged.

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

2024 Debt Refinancing. During the three and nine months ended September 30, 2024, we completed a series of refinancing transactions with two creditor groups. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding these transactions.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2025	2024	% Change	2025	2024	% Change
Revenues
Admissions	$715.1	$744.2	(3.9)%	$1,951.2	$1,839.1	6.1%
Food and beverage	451.8	490.4	(7.9)%	1,234.8	1,178.7	4.8%
Other theatre	133.3	114.2	16.7%	374.6	313.0	19.7%
Total revenues	1,300.2	1,348.8	(3.6)%	3,560.6	3,330.8	6.9%
Operating Costs and Expenses
Film exhibition costs	352.4	381.4	(7.6)%	949.3	893.0	6.3%
Food and beverage costs	88.6	89.7	(1.2)%	241.9	222.6	8.7%
Operating expense, excluding depreciation and amortization below	464.7	454.6	2.2%	1,316.3	1,237.9	6.3%
Rent	224.1	216.4	3.6%	664.8	659.3	0.8%
General and administrative:
Merger, acquisition and other costs	0.1	0.1	0.0%	3.2	0.1	* %
Other, excluding depreciation and amortization below	55.1	54.0	2.0%	169.3	160.7	5.4%
Depreciation and amortization	79.4	80.8	(1.7)%	233.3	241.2	(3.3)%
Operating costs and expenses	1,264.4	1,277.0	(1.0)%	3,578.1	3,414.8	4.8%
Operating income (loss)	35.8	71.8	(50.1)%	(17.5)	(84.0)	(79.2)%
Other expense, net:
Other expense (income)	194.8	(22.8)	* %	103.9	(173.8)	* %
Interest expense:
Corporate borrowings	119.0	109.6	8.6%	337.6	289.8	16.5%
Finance lease obligations	1.7	1.0	70.0%	4.3	2.5	72.0%
Non-cash NCM exhibitor service agreement	18.6	9.0	* %	46.1	27.5	67.6%
Investment income	(1.3)	(3.2)	(59.4)%	(8.4)	(14.4)	(41.7)%
Total other expense, net	332.8	93.6	* %	483.5	131.6	* %
Loss before income taxes	(297.0)	(21.8)	* %	(501.0)	(215.6)	* %
Income tax provision (benefit)	1.2	(1.1)	* %	4.0	1.4	* %
Net loss	$(298.2)	$(20.7)	* %	$(505.0)	$(217.0)	* %

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Data:	2025	2024	2025	2024
Screen additions	—	13	—	13
Screen acquisitions	11	—	36	1
Screen dispositions	88	105	189	235
Screen construction openings (closures), net	(4)	3	(9)	(38)
Average screens (1)	9,354	9,534	9,395	9,618
Number of screens operated	9,636	9,800	9,636	9,800
Number of theatres operated	856	874	856	874
Screens per theatre	11.3	11.2	11.3	11.2
Attendance (in thousands) (1)	58,377	65,087	163,087	161,731
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Revenues
Admissions	$543.8	$572.2	$171.3	$172.0	$715.1	$744.2
Food and beverage	361.4	398.3	90.4	92.1	451.8	490.4
Other theatre	100.7	84.8	32.6	29.4	133.3	114.2
Total revenues	1,005.9	1,055.3	294.3	293.5	1,300.2	1,348.8
Operating Costs and Expenses
Film exhibition costs	284.6	311.1	67.8	70.3	352.4	381.4
Food and beverage costs	65.4	67.0	23.2	22.7	88.6	89.7
Operating expense, excluding depreciation and amortization below	353.5	345.7	111.2	108.9	464.7	454.6
Rent	163.4	160.7	60.7	55.7	224.1	216.4
General and administrative expense:
Merger, acquisition and other costs	0.1	0.1	—	—	0.1	0.1
Other, excluding depreciation and amortization below	33.1	34.1	22.0	19.9	55.1	54.0
Depreciation and amortization	60.1	62.1	19.3	18.7	79.4	80.8
Operating costs and expenses	960.2	980.8	304.2	296.2	1,264.4	1,277.0
Operating income (loss)	45.7	74.5	(9.9)	(2.7)	35.8	71.8
Other expense (income), net:
Other expense (income)	186.2	(0.2)	8.6	(22.6)	194.8	(22.8)
Interest expense:
Corporate borrowings	103.9	94.5	15.1	15.1	119.0	109.6
Finance lease obligations	—	—	1.7	1.0	1.7	1.0
Non-cash NCM exhibitor service agreement	18.6	9.0	—	—	18.6	9.0
Investment income	(1.0)	(3.0)	(0.3)	(0.2)	(1.3)	(3.2)
Total other expense (income), net	307.7	100.3	25.1	(6.7)	332.8	93.6
Earnings (loss) before income taxes	(262.0)	(25.8)	(35.0)	4.0	(297.0)	(21.8)
Income tax provision (benefit)	0.9	(1.9)	0.3	0.8	1.2	(1.1)
Net earnings (loss)	$(262.9)	$(23.9)	$(35.3)	$3.2	$(298.2)	$(20.7)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2025	2024	2025	2024	2025	2024
Screen additions	—	—	—	13	—	13
Screen acquisitions	—	—	11	—	11	—
Screen dispositions	65	69	23	36	88	105
Screen construction openings (closures), net	(4)	2	—	1	(4)	3
Average screens (1)	7,040	7,179	2,314	2,355	9,354	9,534
Number of screens operated	7,062	7,195	2,574	2,605	9,636	9,800
Number of theatres operated	534	547	322	327	856	874
Screens per theatre	13.2	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	42,276	46,924	16,101	18,163	58,377	65,087
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Revenues
Admissions	$1,473.6	$1,382.2	$477.6	$456.9	$1,951.2	$1,839.1
Food and beverage	990.0	948.8	244.8	229.9	1,234.8	1,178.7
Other theatre	273.5	229.3	101.1	83.7	374.6	313.0
Total revenues	2,737.1	2,560.3	823.5	770.5	3,560.6	3,330.8
Operating Costs and Expenses
Film exhibition costs	761.4	712.8	187.9	180.2	949.3	893.0
Food and beverage costs	179.2	165.8	62.7	56.8	241.9	222.6
Operating expense, excluding depreciation and amortization below	985.0	926.0	331.3	311.9	1,316.3	1,237.9
Rent	488.7	489.0	176.1	170.3	664.8	659.3
General and administrative expense:
Merger, acquisition and other costs	3.2	0.1	—	—	3.2	0.1
Other, excluding depreciation and amortization below	105.7	105.1	63.6	55.6	169.3	160.7
Depreciation and amortization	178.0	187.0	55.3	54.2	233.3	241.2
Operating costs and expenses	2,701.2	2,585.8	876.9	829.0	3,578.1	3,414.8
Operating income (loss)	35.9	(25.5)	(53.4)	(58.5)	(17.5)	(84.0)
Other expense (income), net:
Other expense (income)	143.1	(117.9)	(39.2)	(55.9)	103.9	(173.8)
Interest expense:
Corporate borrowings	292.1	244.9	45.5	44.9	337.6	289.8
Finance lease obligations	—	0.1	4.3	2.4	4.3	2.5
Non-cash NCM exhibitor service agreement	46.1	27.5	—	—	46.1	27.5
Investment income	(7.9)	(13.0)	(0.5)	(1.4)	(8.4)	(14.4)
Total other expense (income), net	473.4	141.6	10.1	(10.0)	483.5	131.6
Loss before income taxes	(437.5)	(167.1)	(63.5)	(48.5)	(501.0)	(215.6)
Income tax provision (benefit)	2.3	(0.7)	1.7	2.1	4.0	1.4
Net loss	$(439.8)	$(166.4)	$(65.2)	$(50.6)	$(505.0)	$(217.0)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2025	2024	2025	2024	2025	2024
Screen additions	—	—	—	13	—	13
Screen acquisitions	16	—	20	1	36	1
Screen dispositions	118	157	71	78	189	235
Screen construction openings (closures), net	(21)	(17)	12	(21)	(9)	(38)
Average screens (1)	7,073	7,231	2,322	2,387	9,395	9,618
Number of screens operated	7,062	7,195	2,574	2,605	9,636	9,800
Number of theatres operated	534	547	322	327	856	874
Screens per theatre	13.2	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	116,072	113,907	47,015	47,824	163,087	161,731
(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2025 and September 30, 2024, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended September 30, 2025, Compared to the Three Months ended September 30, 2024

Condensed Consolidated Results of Operations

Revenues. Total revenues decreased $48.6 million, or 3.6%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Admissions revenues decreased $29.1 million, or 3.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in attendance of 10.3% from 65.1 million patrons to 58.4 million patrons, partially offset by a 7.2% increase in average ticket price and increase in our market share in our U.S. markets. Attendance decreased due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for IMAX and other PLF screen volumes, increases in foreign currency translation rates and partially offset by decreases in 3D attendance. In our U.S. markets the market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix.

Food and beverage revenues decreased $38.6 million, or 7.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in attendance, partially offset by the increase in food and beverage per patron. Food and beverage per patron increased 2.8% from $7.53 to $7.74 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $19.1 million, or 16.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in advertising income, co-brand credit card revenue, retail food and beverage income, retail merchandise income and increases in foreign currency translation rates. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses decreased $12.6 million, or 1.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Film exhibition costs decreased $29.0 million, or 7.6%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in admissions revenues and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 49.3% for the three months ended September 30, 2025, compared to 51.2% for the three months ended September 30, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs decreased $1.1 million, or 1.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues, partially offset by the increase in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 19.6% for the three months ended September 30, 2025, compared to 18.3% for the three months ended September 30, 2024.

Operating expense increased by $10.1 million, or 2.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in operating expense was primarily due to increases in retail merchandise costs, premium format expense, salaries expense, insurance expense and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 35.7% for the three months ended September 30, 2025, compared to 33.7% for the three months ended September 30, 2024. The deterioration in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases.

Rent expense increased $7.7 million, or 3.6%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended September 30, 2025, compared to $0.1 million during the three months ended September 30, 2024.

Other. Other general and administrative expense increased $1.1 million, or 2.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year, higher legal costs and increases in foreign currency translation rates, partially offset by lower insurance costs and professional and consulting expense.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 1.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, partially offset by the increase in foreign currency translation rates.

Other expense (income). Other expense of $194.8 million during the three months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes, $9.0 million in foreign currency transaction losses and $2.1 million in term loan modification third party fees, partially offset by $(9.5) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of our Second Lien Notes due 2026 and $(1.4) million of income related to the decrease in the fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes. Other income of $(22.8) million during the three months ended September 30, 2024 was primarily due to $(73.5) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(21.5) million in foreign currency transaction gains, $(14.9) million of recoveries related to the Shareholder Litigation, $(5.2) million in equity in earnings related to non-consolidated entities, gain on extinguishment of debt of $(1.3) million related to the redemption of $9.57 million aggregate principal amount of the Senior Subordinated Notes due 2026, and gain on extinguishment of debt of $(0.5) million related to the redemption of $(15.6) million aggregate principal amount of Senior Subordinated Notes due 2025, partially offset by a loss on extinguishment of debt of $52.6 million related to the redemption of $613.65 million aggregate principal amount of the Second Lien Notes and $41.0 million of third party costs related to the modification of the Existing Term Loans. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $19.7 million to $139.3 million for the three months ended September 30, 2025, compared to $119.6 million during the three months ended September 30, 2024, primarily due to increased interest expense of $21.8 million on the New First Lien Notes issued on July 24, 2025, $9.6 million related to higher discount rates on the significant financing component of the Amended ESA, $4.3 million on the New Exchangeable Notes issued on July 1, 2025 and $2.2 million on the New Term Loans compared to the Existing Term Loans partially offset by declines in interest expense of $8.5 million on the Existing First Lien Notes due 2029 due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $5.0 million on the Existing Exchangeable Notes issued on July 22, 2024 due to $337.4 million aggregate principal amount redemptions on July 1, 2025, $3.8 million on the Second Lien Notes due to redemptions of the remaining principal balances, $1.4 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances and $0.5 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(1.3) million for the three months ended September 30, 2025, compared to income of $(3.2) million for the three months ended September 30, 2024. Investment income in the current year includes $(7.3) million of increase in estimated fair value of our investment in common shares of Hycroft and $(2.0) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft and interest income of $(2.3) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. Investment income in the prior year includes interest income of $(4.6) million, $(0.3) million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.7 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision (benefit). The income tax provision was $1.2 million, compared to a benefit of $(1.1) million, for the three months ended September 30, 2025, and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $298.2 million and $20.7 million during the three months ended September 30, 2025, and September 30, 2024, respectively. Net loss during the three months ended September 30, 2025 compared to net loss for the three months ended September 30, 2024 was negatively impacted by decreases in other income due primarily to losses on extinguishment of corporate borrowings during the current period, increases in interest expense, the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, increases in general and administrative expenses, decreases in investment income and increases in income tax provision, partially offset by decreases in depreciation and amortization expense.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues decreased $49.4 million, or 4.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Admissions revenues decreased $28.4 million, or 5.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in attendance of 9.9% from 46.9 million patrons to 42.3 million patrons, partially offset by a 5.5% increase in average ticket price and increase in our market share. Attendance decreased due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for IMAX and other PLF screen volumes, partially offset by decreases in 3D attendance. In our U.S. markets the market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix

Food and beverage revenues decreased $36.9 million, or 9.3%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in attendance, partially offset by the increase in food and beverage per patron. Food and beverage per patron increased 0.7% from $8.49 to $8.55 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $15.9 million, or 18.8%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in advertising income, co-brand credit card revenue, retail food and beverage income and retail merchandise income. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses decreased $20.6 million, or 2.1%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Film exhibition costs decreased $26.5 million, or 8.5%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in admissions revenues and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 52.3% for the three months ended September 30, 2025, compared to 54.4% for the three months ended September 30, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs decreased $1.6 million, or 2.4%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in food and beverage costs was primarily due to the decrease in food and beverage revenues, partially offset by the increase in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 18.1% for the three months ended September 30, 2025, compared to 16.8% for the three months ended September 30, 2024.

Operating expense increased by $7.8 million, or 2.3%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in operating expense was primarily due to increases in retail merchandise costs, premium format expense, salaries expense and insurance expense. As a percentage of revenues, operating expense was 35.1% for the three months ended September 30, 2025, compared to 32.8% for the three months ended September 30, 2024. The deterioration in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases. Rent expense increased $2.7 million, or 1.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.1 million during the three months ended September 30, 2025, compared to $0.1 million during the three months ended September 30, 2024.

Other. Other general and administrative expense decreased $1.0 million, or 2.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to lower insurance costs and professional and consulting expense and, partially offset by increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and higher legal costs.

Depreciation and amortization. Depreciation and amortization decreased $2.0 million, or 3.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other expense (income). Other expense of $186.2 million during the three months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes, and $2.1 million in term loan modification third party fees, partially offset by $(9.5) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of our Second Lien Notes due 2026 and $(1.4) million of income related to the decrease in the fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes. Other income of $(0.2) million during the three months ended September 30, 2024 was primarily due to $(73.5) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(14.9) million of recoveries related to the Shareholder Litigation, $(4.5) million in equity in earnings related to non-consolidated entities, gain on extinguishment of debt of $(1.3) million related to the redemption of $9.57 million aggregate principal amount of the Senior Subordinated Notes due 2026, and gain on extinguishment of debt of $(0.5) million related to the redemption of $15.6 million aggregate principal amount of Senior Subordinated Notes due 2025, partially offset by a loss on extinguishment of debt of $52.6 million related to the redemption of $613.65 million aggregate principal amount of the Second Lien Notes and $41.0 million of third party costs related to the modification of the Existing Term Loans. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $19.0 million to $122.5 million for the three months ended September 30, 2025, compared to $103.5 million during the three months ended September 30, 2024, primarily due to increased interest expense of $21.8 million on the New First Lien Notes issued on July 24, 2025, $9.6 million related to higher discount rates on the significant financing component of the Amended ESA, $4.3 million on the New Exchangeable Notes issued on July 1, 2025 and $2.2 million on the New Term Loans compared to the Existing Term Loans, partially offset by declines in interest expense of $8.5 million on the Existing First Lien Notes due 2029 due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $5.0 million on the Existing Exchangeable Notes issued on July 22, 2024 due to $337.4 million aggregate principal amount redemptions on July 1, 2025, $3.8 million on the Second Lien Notes due to redemptions of the remaining principal balances, $1.4 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances and $0.5 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(1.0) million for the three months ended September 30, 2025, compared to income of $(3.0) million for the three months ended September 30, 2024. Investment income in the current year includes $(7.3) million of increase in estimated fair value of our investment in common shares of Hycroft and $(2.0) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft and interest income of $(2.0) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less impairments. Investment income in the prior year includes $(4.4) million of interest income, $(0.3) million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.7 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision (benefit). The income tax provision was $0.9 million, compared to a benefit of $(1.9) million, for the three months ended September 30, 2025, and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $262.9 million and $23.9 million during the three months ended September 30, 2025, and September 30, 2024, respectively. Net loss during the three months ended September 30, 2025 compared to net loss for the three months ended September 30, 2024 was negatively impacted by decreases in other income due primarily to losses on extinguishment of corporate borrowings during the current period, increases in interest expense, the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, decreases in investment income and increases in income tax provision, partially offset by decreases in general and administrative expense and depreciation and amortization expense.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $0.8 million, or 0.3%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Admissions revenues decreased $0.7 million, or 0.4%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a decrease in attendance of 11.4% from 18.2 million patrons to 16.1 million patrons, partially offset by a 12.4% increase in average ticket price. Attendance decreased due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increases in ticket prices and increases in foreign currency translation rates.

Food and beverage revenues decreased $1.7 million, or 1.8%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in attendance, partially offset by the increase in food and beverage per patron. Food and beverage per patron increased 10.7% from $5.07 to $5.61 primarily due to increases in foreign currency translation rates, increases in average prices, and the percentage of guests making transactions.

Total other theatre revenues increased $3.2 million, or 10.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in advertising income and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $8.0 million, or 2.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Film exhibition costs decreased $2.5 million, or 3.6%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to the decrease in admissions revenues due to the factors discussed above and lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 39.6% for the three months ended September 30, 2025, compared to 40.9% for the three months ended September 30, 2024. The decrease in the percentage of film exhibition cost is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $0.5 million, or 2.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage cost percentage, partially offset by the decrease in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 25.7% for the three months ended September 30, 2025, compared to 24.6% for the three months ended September 30, 2024.

Operating expense increased by $2.3 million, or 2.1%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in operating expense was primarily due to increases in foreign currency translation rates, partially offset by declines in property tax expense. As a percentage of revenues, operating expense was 37.8% for the three months ended September 30, 2025, compared to 37.1% for the three months ended September 30, 2024. The deterioration in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases. Rent expense increased $5.0 million, or 9.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in foreign currency translation rates.

Other. Other general and administrative expense increased $2.1 million, or 10.6%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased $0.6 million, or 3.2%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other expense (income). Other expense of $8.6 million during the three months ended September 30, 2025 was primarily due to $9.0 million in foreign currency transaction losses. Other income of $(22.6) million during the three months ended September 30, 2024 was primarily due to foreign currency transaction gains of $(21.9) million and equity in earnings of non-consolidated entities of $(0.7) million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $0.7 million to $16.8 million for the three months ended September 30, 2025, compared to $16.1 million during the three months ended September 30, 2024, primarily due to increased interest expense on finance lease obligations. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.3) million for the three months ended September 30, 2025, compared to investment income of $(0.2) million for the three months ended September 30, 2024. Investment income in the current and prior year is comprised of interest income.

Income tax provision. The income tax provision was $0.3 million and $0.8 million for the three months ended September 30, 2025, and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $(35.3) million and $3.2 million during the three months ended September 30, 2025, and September 30, 2024, respectively. Net loss during the three months ended September 30, 2025 compared to net earnings for the three months ended September 30, 2024 was negatively impacted by decreases in other income due primarily to foreign currency transaction losses, increases in finance lease interest expense, the decrease in attendance as a result of the popularity of new film releases compared to the prior year, increases in rent expense, increases in general and administrative expenses, and increases in depreciation and amortization expense, partially offset by increases in investment income and decreases in income tax provision.

Results of Operations—For the Nine Months ended September 30, 2025 Compared to the Nine Months ended September 30, 2024

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $229.8 million, or 6.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Admissions revenues increased $112.1 million, or 6.1%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in average ticket price of 5.2%, an increase in attendance of 0.8% from 161.7 million patrons to 163.1 million patrons, and increase in our market share in our U.S. markets. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D, IMAX and other PLF screens and increases in foreign currency translation rates. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year. In our U.S. markets the market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix. The availability and popularity of film product released during the nine months ended September 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023.

Food and beverage revenues increased $56.1 million, or 4.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the increase in food and beverage per patron and increase in attendance. Food and beverage per patron increased 3.8% from $7.29 to $7.57 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $61.6 million, or 19.7%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income, increases in income from expirations of package tickets in our International markets, co-brand credit card revenue, retail food and beverage income, retail merchandise income and increases in foreign currency translation rates. As a result of our Amended ESA, advertising income increased from the prior year by $10.4 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $163.3 million, or 4.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Film exhibition costs increased $56.3 million, or 6.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the increase in admissions revenues due to the factors discussed above and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 48.7% for the nine months ended September 30, 2025, compared to 48.6% for the nine months ended September 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in U.S. markets in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $19.3 million, or 8.7%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 19.6% for the nine months ended September 30, 2025, compared to 18.9% for the nine months ended September 30, 2024.

Operating expense increased by $78.4 million, or 6.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in operating expense was primarily due to increases in attendance and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 37.0% for the nine months ended September 30, 2025, compared to 37.2% for the nine months ended September 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $5.5 million, or 0.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 2.3%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs $3.2 million during the nine months ended September 30, 2025, compared to $0.1 million during the nine months ended September 30, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $8.6 million, or 5.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates, partially offset by lower insurance costs.

Depreciation and amortization. Depreciation and amortization decreased $7.9 million, or 3.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, partially offset by increases in foreign currency translation rates.

Other expense (income). Other expense of $103.9 million during the nine months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes and $2.1 million in term loan modification third party fees, partially offset by $(42.6) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(27.9) million in foreign currency transaction gains, $(10.5) million of governmental assistance, $(9.5) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of our Second Lien Notes due 2026 and $(4.5) million of equity in earnings of non-consolidated entities. Other income of $(173.8) million during the nine months ended September 30, 2024 was primarily due to $(73.5) million of income related to the decrease in fair value of the embedded conversion feature in the Existing Exchangeable Notes, a gain on extinguishment of debt of $(38.5) million related to the redemption of $805.0 million aggregate principal amount of the Second Lien Notes, the favorable settlement of a vendor dispute of $(36.2) million, $(34.0) million of recoveries related to the Shareholder Litigation, $(18.9) million of foreign currency transaction gains, $(9.9) million of equity in earnings of non-consolidated entities and $(3.6) million of other settlement proceeds, partially offset by $41.0 million of third party costs related to the modification of the Existing Term Loans. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $68.2 million to $388.0 million for the nine months ended September 30, 2025, compared to $319.8 million during the nine months ended September 30, 2024, primarily due to increased interest expense of $39.4 million on the New Term Loans compared to the Existing Term Loans, $21.8 million on the New First Lien Notes issued on July 24, 2025, $18.6 million related to higher discount rates on the significant financing component of the Amended ESA, $16.6 million on the Existing Exchangeable Notes issued on July 22, 2024, $4.3 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $21.7 million on the Second Lien Notes due to redemptions of the remaining principal balances, $8.4 million on the Existing First Lien Notes due 2029 due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $3.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances and $0.8 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(8.4) million for the nine months ended September 30, 2025, compared to $(14.4) million for the nine months ended September 30, 2024. Investment income in the current year includes interest income of $(6.9) million, $(9.6) million of increase in estimated fair value of our investment in common shares of Hycroft, and $(2.2) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. Investment income in the prior year includes interest income of $(16.1) million and $(0.2) million of increase in the estimated fair value of our investment in common shares of Hycroft, partially offset by $1.9 million of decline in the estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision. The income tax provision was $4.0 million and $1.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $505.0 million and $217.0 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Net loss during the nine months ended September 30, 2025 compared to net loss for the nine months ended September 30, 2024 was negatively impacted by decreases in other income due to losses on extinguishment of corporate borrowings during the current period and gains on extinguishment of corporate borrowings and legal settlements and recoveries during the prior period, increases in rent, increases in general and administrative expenses, increases in interest expense, decreases in investment income and increases in income tax provision, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year and decreases in depreciation and amortization.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $176.8 million, or 6.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Admissions revenues increased $91.4 million, or 6.6%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a 4.7% increase in average ticket price, an increase in attendance of 1.9% from 113.9 million patrons to 116.1 million patrons, and an increase in our market share in our U.S. markets. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for 3D, IMAX and other PLF screens. Attendance increased due to the popularity of film product compared to the prior year. In our U.S. markets the market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix. The availability and popularity of film product released during the nine months ended September 30, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023.

Food and beverage revenues increased $41.2 million, or 4.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the increase in food and beverage per patron and the increase in attendance. Food and beverage per patron increased 2.4% from $8.33 to $8.53 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $44.2 million, or 19.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in income from ticket fees due to the increase in attendance, advertising income, co-brand credit card revenue, retail food and beverage income and retail merchandise income. As a result of our Amended ESA, advertising income increased from the prior year by $10.4 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $115.4 million, or 4.5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Film exhibition costs increased $48.6 million, or 6.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the increase in admissions revenues and higher film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.7% for the nine months ended September 30, 2025, compared to 51.6% for the nine months ended September 30, 2024. The increase in film exhibition cost percentage is primarily due to the concentration of box office revenues in higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $13.4 million, or 8.1%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.1% for the nine months ended September 30, 2025, compared to 17.5% for the nine months ended September 30, 2024.

Operating expense increased by $59.0 million, or 6.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in operating expense was primarily due to increases in attendance. As a percentage of revenues, operating expense was 36.0% for the nine months ended September 30, 2025, compared to 36.2% for the nine months ended September 30, 2024. The improvement in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $0.3 million, or 0.1%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in average screens of 2.2%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.2 million during the nine months ended September 30, 2025, compared to $0.1 million during the nine months ended September 30, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $0.6 million, or 0.6%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year, partially offset by lower insurance costs.

Depreciation and amortization. Depreciation and amortization decreased $9.0 million, or 4.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other expense (income). Other expense of $143.1 million during the nine months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes and $2.1 million in term loan modification third party fees, partially offset by $(42.6) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(9.5) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of our Second Lien Notes due 2026 and $(4.0) million of equity in earnings of non-consolidated entities. Other income of $(117.9) million during the nine months ended September 30, 2024 was primarily due to $(73.5) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, a gain on extinguishment of debt of $(38.5) million related to the redemption of $805.0 million aggregate principal amount of the Second Lien Notes, $(34.0) million of recoveries related to the Shareholder Litigation, $(10.1) million of equity in earnings of non-consolidated entities and $(3.6) million of other settlement proceeds, partially offset by $41.0 million of third party costs related to the modification of the Existing Term Loans. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $ 65.7 million to $338.2 million for the nine months ended September 30, 2025, compared to $272.5 million during the nine months ended September 30, 2024, primarily due to increased interest expense of $39.4 million on the New Term Loans compared to the Existing Term Loans, $21.8 million on the New First Lien Notes issued on July 24, 2025, $18.6 million related to higher discount rates on the significant financing component of the Amended ESA, $16.6 million on the Existing Exchangeable Notes issued on July 22, 2024, $4.3 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $21.7 million on the Second Lien Notes due to redemptions of the remaining principal balances, $8.4 million on the Existing First Lien Notes due 2029 due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $3.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances and $0.8 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(7.9) million for the nine months ended September 30, 2025, compared to income of $(13.0) million for the nine months ended September 30, 2024. Investment income in the current year includes interest income of $(6.4) million, $(9.6) million of increase in estimated fair value of our investment in common shares of Hycroft and $(2.2) million of increase in estimated fair value of our investment in warrants to purchase common shares of Hycroft, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. Investment income in the prior year includes interest income of $(14.7) million and $(0.2) million of increase in estimated fair value of our investment in common shares of Hycroft, partially offset by $1.9 million of decrease in estimated fair value of our investment in warrants to purchase common shares of Hycroft.

Income tax provision (benefit). The income tax provision was $2.3 million and benefit $(0.7) million for the nine months ended September 30, 2025 and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $439.8 million and $166.4 million during the nine months ended September 30, 2025, and September 30, 2024, respectively. Net loss during the nine months ended September 30, 2025 compared to net loss for the nine months ended September 30, 2024 was negatively impacted by decreases in other income due to losses on extinguishment of corporate borrowings during the current period and gains on extinguishment of corporate borrowings and legal recoveries during the prior period, increases in general and administrative expenses, increases in interest expense, decreases in investment income and increases in income tax provision, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year and decreases in rent expense and depreciation and amortization.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $53.0 million, or 6.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Admissions revenues increased $20.7 million, or 4.5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a 6.4% increase in average ticket price, partially offset by a decrease in attendance of 1.7% from 47.8 million patrons to 47.0 million patrons. The increase in average ticket price was primarily due to increased ticket prices and increases in foreign currency translation rates. Attendance decreased due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $14.9 million, or 6.5%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the increase in food and beverage per patron, partially offset by the decline in attendance. Food and beverage per patron increased 8.3% from $4.81 to $5.21 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $17.4 million, or 20.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in income from ticket fees, advertising income, increases in income from expirations of package tickets, and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $47.9 million, or 5.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Film exhibition costs increased $7.7 million, or 4.3%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the increase in admissions revenues, partially offset by lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 39.3% for the nine months ended September 30, 2025, compared to 39.4% for the nine months ended September 30, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $5.9 million, or 10.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 25.6% for the nine months ended September 30, 2025, compared to 24.7% for the nine months ended September 30, 2024.

Operating expense increased by $19.4 million, or 6.2%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in operating expense was primarily due to the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 40.2% for the nine months ended September 30, 2025, compared to 40.5% for the nine months ended September 30, 2024. Rent expense increased $5.8 million, or 3.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 2.7%.

Other. Other general and administrative expense increased $8.0 million, or 14.4%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual targets in the current year compared to the prior year and increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 2.0%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Other income. Other income of $(39.2) million during the nine months ended September 30, 2025, was primarily due to $(27.9) million in foreign currency transaction gains and $(10.5) million of governmental assistance. Other income of $(55.9) million during the nine months ended September 30, 2024 was primarily due to the favorable settlement of a vendor dispute of $(36.2) million and foreign currency transaction gains of $(19.0) million. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $2.5 million to $49.8 million for the nine months ended September 30, 2025, compared to $47.3 million during the nine months ended September 30, 2024, primarily due to increased interest expense of $1.9 million on finance lease obligations. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.5) million for the nine months ended September 30, 2025, compared to income of $(1.4) million for the nine months ended September 30, 2024. Investment income is interest income in the current and prior year.

Income tax provision. The income tax provision was $1.7 million and $2.1 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. See Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $65.2 million and $50.6 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Net loss during the nine months ended September 30, 2025 compared to net loss for the nine months ended September 30, 2024 was negatively impacted by the decrease in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other income, increases in rent, increases in general and administrative expenses, increases in depreciation and amortization, increases in interest expense, decreases in investment income, partially offset by decreases in income tax provision.

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

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S. markets	$110.9	$143.3	$234.5	$178.5
International markets	11.3	18.5	18.9	0.6
Total Adjusted EBITDA	$122.2	$161.8	$253.4	$179.1

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(298.2)	$(20.7)	$(505.0)	$(217.0)
Plus:
Income tax provision (benefit) (1)	1.2	(1.1)	4.0	1.4
Interest expense	139.3	119.6	388.0	319.8
Depreciation and amortization	79.4	80.8	233.3	241.2
Certain operating expense (2)	0.7	2.0	6.1	3.5
Equity in earnings of non-consolidated entities (3)	(1.6)	(5.2)	(4.5)	(9.9)
Attributable EBITDA (4)	0.4	1.3	0.9	1.2
Investment income (5)	(1.3)	(3.2)	(8.4)	(14.4)
Other expense (income) (6)	196.2	(18.1)	118.1	(161.9)
Merger, acquisition and other costs (7)	0.1	0.1	3.2	0.1
Stock-based compensation expense (8)	6.0	6.3	17.7	15.1
Adjusted EBITDA	$122.2	$161.8	$253.4	$179.1
(1)	For information regarding the income tax provision, see Note 8—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(4.3) million.

Equity in earnings non-consolidated entities during the nine months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(3.4) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2024 primarily consisted of equity in earnings from AC JV of $(9.5) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Equity in (earnings) of non-consolidated entities	$(1.6)	$(5.2)	$(4.5)	$(9.9)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(1.6)	(4.7)	(4.6)	(10.3)
Equity in earnings (loss) of International theatre joint ventures	—	0.5	(0.1)	(0.4)
Income tax benefit	—	—	(0.1)	(0.1)
Investment income	—	(0.1)	—	—
Interest expense	—	—	0.1	0.1
Depreciation and amortization	0.4	0.7	1.0	1.4
Other expense	—	0.2	—	0.2
Attributable EBITDA	$0.4	$1.3	$0.9	$1.2

(5)	Investment income during the three months ended September 30, 2025 includes interest income of $(2.3)

million, increases in the estimated fair value of our investment in common shares of Hycroft of $(7.3) million, and increases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(2.0) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million. Investment income during the three months ended September 30, 2024 included interest income of $(4.6) million, an increase in the estimated fair value of our investment in common shares of Hycroft of $(0.3) million, partially offset by a decrease in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $1.7 million.

Investment income during the nine months ended September 30, 2025 includes interest income of $(6.9) million, increases in the estimated fair value of our investment in common shares of Hycroft of $(9.6) million, and increases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $(2.2) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million. Investment income during the nine months ended September 30, 2024 included interest income of $(16.1) million, increases in the estimated fair value of our investment in common shares of Hycroft of $(0.2) million, partially offset by decreases in the estimated fair value of our investment in warrants to purchase common shares of Hycroft of $1.9 million.

(6)	Other expense during the three months ended September 30, 2025 includes net losses on debt extinguishment of $196.0 million, foreign currency transaction losses of $9.0 million, and term loan modification third party fees of $2.1 million, partially offset by a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(1.4) million and a decrease in fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million. Other income during the three months ended September 30, 2024 included shareholder litigation recoveries of $(14.9) million, foreign currency transaction gains of $(21.5) million and a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(73.5) million, partially offset by losses on debt extinguishment of $50.8 million and term loan modification third party fees of $41.0 million.

Other expense during the nine months ended September 30, 2025 includes net losses on debt extinguishment of $196.0 million and term loan modification third party fees of $2.1 million, partially offset by a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(42.6) million, a decrease in fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million and foreign currency transaction gains of $(27.9) million. Other income during the nine months ended September 30, 2024 included shareholder litigation recoveries of $(34.0) million, gains on debt extinguishment of $(40.3) million, a vendor dispute settlement of $(36.2) million, foreign currency transaction gains of $(18.9) million and a decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(73.5) million, partially offset by term loan modification third party fees of $41.0 million.

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

During the three months ended September 30, 2025, Adjusted EBITDA in the U.S. markets was $110.9 million compared to $143.3 million during the three months ended September 30, 2024. The year-over-year decrease was primarily driven by a decrease in attendance due to the popularity of new film releases compared to the prior year, increases in operating expenses due to higher retail merchandise costs, premium format expense, salaries expense, and insurance expense, partially offset by higher amounts of advertising income in other revenues due to the Amended ESA, co-brand credit card revenue, retail food and beverage income, and retail merchandise income. During the three months ended September 30, 2025, Adjusted EBITDA in the International markets was $11.3 million compared to $18.5 million during the three months ended September 30, 2024. The year-over-year decrease was primarily driven by increases in rent expense, a decrease in attendance due to the popularity of new film releases compared to the prior year, and increases in general and administrative: other expenses, partially offset by increases in other revenue related to advertising and increases in foreign currency translation rates. During the three months ended September 30, 2025, Adjusted EBITDA in the U.S. markets and International markets was $122.2 million compared to $161.8 million during the three months ended September 30, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2025, Adjusted EBITDA in the U.S. markets was $234.5 million compared to $178.5 million during the nine months ended September 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year, higher amounts of advertising income in other revenues due to the Amended ESA, co-brand credit card revenue, retail food and beverage income, and retail merchandise income. These increases were partially offset by decreases in settlement proceeds. During the nine months ended September 30, 2025, Adjusted EBITDA in the International markets was $18.9 million compared to $0.6 million during the nine months ended September 30, 2024. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of new film releases compared to the prior year, governmental assistance, increases in other revenues related to package ticket expirations, and increases in foreign currency translation rates. These increases were partially offset by increases in general and administrative: other expenses. During the nine months ended September 30, 2025, Adjusted EBITDA in the U.S. markets and International markets was $253.4 million compared to $179.1 million during the nine months ended September 30, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of September 30, 2025, and December 31, 2024 of $(1,035.5) million and $(846.1) million, respectively. As of September 30, 2025 and December 31, 2024, working capital included operating lease liabilities of $552.5 million and $524.9 million, respectively, and deferred revenues of $411.5 million and $432.4 million, respectively.

As of September 30, 2025, we had cash and cash equivalents of $365.8 million.

During the nine months ended September 30, 2025, we took action to lower our future interest expense of our fixed-rate debt through debt buybacks and enhanced liquidity through equity issuances. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

2025 Refinancing Transactions

On July 24 2025, Muvico issued $857.0 million aggregate principal amount of New 2029 Notes in exchange for $590.0 million aggregate principal amount of Existing 7.5% Notes and $244.4 million of incremental, new money financing. On the same day, Muvico also issued $194.4 million aggregate principal amount of New Exchangeable Notes in exchange for $194.4 million aggregate principal amount of Existing Exchangeable Notes. The New

Exchangeable Notes are not initially exchangeable into Common Stock but may become exchangeable subject to the conditions and on the terms described in the New Exchangeable Notes Indenture. The principal amount of New Exchangeable Notes was subject to the Principal Adjustment Feature. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes was cancelled pursuant to the Principal Adjustment Feature, representing the maximum possible downward adjustment. We used the new money financing from the issuance of the New 2029 Notes to fully redeem our Senior Subordinated Notes due 2026 and our Second Lien Notes, and also to pay consent fees to the Consenting Term Loan Lenders. See Note 6—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding these transactions.

2024 Refinancing Transactions

In the third quarter of 2024, we completed the 2024 Refinancing Transactions with two creditor groups to refinance and extend to 2029 and 2030 the maturities of our debt previously maturing in 2026.

In connection with the refinancing:

●	We entered into the New Term Loans.
●	The New Term Loans were (i) used as consideration for open market purchases of $1,895.0 million our existing senior secured term loans maturing in 2026 (the “Existing Term Loans”) and (ii) exchanged for $104.2 million of our Second Lien Notes.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal of Existing Exchangeable Notes and used the proceeds from the offering to repurchase $414.4 million aggregate principal amount of Second Lien Notes.

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

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. In order to achieve net positive cash flows from operating activities we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North American box office grosses were down approximately 22% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2019. Until such time as we are able to achieve net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

Cash Flows from Operating Activities

Net cash used in operating activities, as reflected in the condensed consolidated statements of cash flows, were $246.5 million and $254.4 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease in net cash used in operating activities was primarily due to an increase in attendance, a decrease in cash paid for interest, a decrease in third-party fees paid in connection with the modifications of the term loans, increases in government assistance received, and decreases in cash paid for operating leases, partially offset by an increase in cash used for working capital items and a decrease in cash received from vendor disputes.

Cash Flows from Investing Activities

Net cash used in investing activities, as reflected in the condensed consolidated statements of cash flows, were $163.9 million and $154.0 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Cash outflows from investing activities include capital expenditures of $162.7 million and $155.8 million during the nine months ended September 30, 2025, and September 30, 2024, respectively.

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

Cash Flows from Financing Activities

Net cash provided by financing activities, as reflected in the condensed consolidated statements of cash flows, were $134.3 million and $72.1 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. Cash flows provided by financing activities during the nine months ended September 30, 2025, were primarily due to proceeds from the issuance of our New 2029 Notes of $244.4 million and net proceeds from equity issuances of $169.6 million, partially offset by principal payments under our Second Lien Notes of $131.2 million, principal payments at maturity for our Senior Subordinated Notes due 2025 of $42.8 million, principal payments under our Senior Subordinated Notes due 2026 of $41.9 million, cash paid for deferred financing costs of $37.6 million, principal payments under term loan borrowings of $15.1 million, taxes paid for restricted unit withholdings of $4.4 million, finance lease principal payments of $3.0 million, cash paid for debt extinguishment costs of $2.4 million for our 7.5% First Lien Notes due 2029, and the repurchase of Senior Subordinated Notes due 2025 of $1.3 million. See Note 6—Corporate Borrowings and Finance Lease Liabilities and Note 7—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information, including a summary of principal payments required and maturities of corporate borrowings as of September 30, 2025.

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

Covenant Compliance

As of September 30, 2025, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing 7.5% Notes, the indenture governing Muvico’s New Exchangeable Notes, and the credit agreement governing Holdings’ and Muvico’s term loans due 2029 (“Credit Agreement”), we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing 7.5% Notes has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and joint and severally liable for the New Term Loan borrowings. Pursuant to ASC 405-40 we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Three Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$497.3	$217.8	$—	$715.1
Food and beverage	339.4	112.4	—	451.8
Other theatre (3)	115.6	25.8	(8.1)	133.3
Total revenues	952.3	356.0	(8.1)	1,300.2
Operating costs and expenses
Film exhibition costs	239.3	113.1	—	352.4
Food and beverage costs	68.8	19.8	—	88.6
Operating expense, excluding depreciation and amortization below	348.1	116.6	—	464.7
Rent	167.7	56.4	—	224.1
General and administrative:
Merger, acquisition and other costs	0.1	—	—	0.1
Other, excluding depreciation and amortization below (3)	58.3	4.9	(8.1)	55.1
Depreciation and amortization	59.5	19.9	—	79.4
Operating costs and expenses	941.8	330.7	(8.1)	1,264.4
Operating income	10.5	25.3	—	35.8
Other expense, net:
Other expense	101.3	93.5	—	194.8
Interest expense:
Corporate borrowings	58.9	60.1	—	119.0
Finance lease obligations	1.7	—	—	1.7
Intercompany interest expense	0.7	0.6	(1.3)	—
Non-cash NCM exhibitor services agreement	18.6	—	—	18.6
Intercompany interest income	(0.6)	(0.7)	1.3	—
Investment expense (income)	0.4	(1.7)	—	(1.3)
Total other expense, net	181.0	151.8	—	332.8
Loss before income taxes	(170.5)	(126.5)	—	(297.0)
Income tax provision (2)	1.2	—	—	1.2
Net loss	$(171.7)	$(126.5)	$—	$(298.2)

	Three Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(171.7)	$(126.5)	$(298.2)
Other comprehensive income:
Unrealized foreign currency translation adjustments	15.1	—	15.1
Total comprehensive loss	$(156.6)	$(126.5)	$(283.1)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $4.9 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $3.2 million recorded by Muvico Group

Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Three Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.81	$13.39	$12.25
Attendance (in thousands) (1)	42,109	16,268	58,377
Number of screens operated (2)	7,415	2,221	9,636
Number of theatres operated (2)	684	172	856
Adjusted EBITDA (4)	$76.9	$45.3	$122.2

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Below is a reconciliation of net earnings (loss) to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(171.7)	$(126.5)	$—	$(298.2)
Plus:
Income tax provision	1.2	—	—	1.2
Interest expense	79.9	60.7	(1.3)	139.3
Depreciation and amortization	59.5	19.9	—	79.4
Certain operating expense	0.6	0.1	—	0.7
Equity in earnings of non-consolidated entities	(1.6)	—	—	(1.6)
Attributable EBITDA	0.4	—	—	0.4
Investment income	(0.2)	(2.4)	1.3	(1.3)
Other expense	102.7	93.5	—	196.2
Merger, acquisition and other costs	0.1	—	—	0.1
Stock-based compensation expense	6.0	—	—	6.0
Adjusted EBITDA	$76.9	$45.3	$—	$122.2

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

	Nine Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$1,367.1	$584.1	$—	$1,951.2
Food and beverage	931.0	303.8	—	1,234.8
Other theatre (3)	326.1	69.5	(21.0)	374.6
Total revenues	2,624.2	957.4	(21.0)	3,560.6
Operating costs and expenses
Film exhibition costs	651.2	298.1	—	949.3
Food and beverage costs	188.0	53.9	—	241.9
Operating expense, excluding depreciation and amortization below	998.0	318.3	—	1,316.3
Rent	497.1	167.7	—	664.8
General and administrative:
Merger, acquisition and other costs	3.2	—	—	3.2
Other, excluding depreciation and amortization below (3)	178.2	12.1	(21.0)	169.3
Depreciation and amortization	175.8	57.5	—	233.3
Operating costs and expenses	2,691.5	907.6	(21.0)	3,578.1
Operating income (loss)	(67.3)	49.8	—	(17.5)
Other expense, net:
Other expense	51.5	52.4	—	103.9
Interest expense:
Corporate borrowings	195.7	141.9	—	337.6
Finance lease obligations	4.3	—	—	4.3
Intercompany interest expense	0.7	5.4	(6.1)	—
Non-cash NCM exhibitor services agreement	46.1	—	—	46.1
Intercompany interest income	(5.4)	(0.7)	6.1	—
Investment income	(3.4)	(5.0)	—	(8.4)
Total other expense, net	289.5	194.0	—	483.5
Loss before income taxes	(356.8)	(144.2)	—	(501.0)
Income tax provision (2)	4.0	—	—	4.0
Net loss	$(360.8)	$(144.2)	$—	$(505.0)

	Nine Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(360.8)	$(144.2)	$(505.0)
Other comprehensive income:
Unrealized foreign currency translation adjustments	78.8	—	78.8
Pension adjustments:
Net gain arising during the period	0.1	—	0.1
Other comprehensive income	78.9	—	78.9
Total comprehensive loss	$(281.9)	$(144.2)	$(426.1)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

(3)	Includes intercompany management fee revenues of $12.1 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $8.9 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Nine Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.48	$13.26	$11.96
Attendance (in thousands) (1)	119,044	44,043	163,087
Number of screens operated (2)	7,415	2,221	9,636
Number of theatres operated (2)	684	172	856
Adjusted EBITDA (4)	$146.1	$107.3	$253.4

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as of the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Nine Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(360.8)	$(144.2)	$—	$(505.0)
Plus:
Income tax provision	4.0	—	—	4.0
Interest expense	246.8	147.3	(6.1)	388.0
Depreciation and amortization	175.8	57.5	—	233.3
Certain operating expense	6.1	—	—	6.1
Equity in earnings of non-consolidated entities	(4.5)	—	—	(4.5)
Attributable EBITDA	0.9	—	—	0.9
Investment income	(8.8)	(5.7)	6.1	(8.4)
Other expense	65.7	52.4	—	118.1
Merger, acquisition and other costs	3.2	—	—	3.2
Stock-based compensation expense	17.7	—	—	17.7
Adjusted EBITDA	$146.1	$107.3	$—	$253.4

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

	As of September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$179.8	$186.0	$—	$365.8
Restricted cash	51.1	—	—	51.1
Receivables, net	99.4	2.9	—	102.3
Other current assets	80.5	19.3	—	99.8
Total current assets	410.8	208.2	—	619.0
Property, net	1,064.4	346.4	—	1,410.8
Operating lease right-of-use assets, net	2,448.1	782.8	—	3,230.9
Intangible assets, net	43.2	104.4	—	147.6
Goodwill	2,400.0	—	—	2,400.0
Other long-term assets	211.7	0.7	—	212.4
Intercompany receivables (2)	—	2,182.7	(2,182.7)	—
Investment in subsidiary	475.5	—	(475.5)	—
Total assets	$7,053.7	$3,625.2	$(2,658.2)	$8,020.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$250.1	$29.0	$—	$279.1
Accrued expenses and other liabilities	284.9	50.0	—	334.9
Deferred revenues and income	405.4	6.1	—	411.5
Current maturities of corporate borrowings	9.9	10.0	—	19.9
Current maturities of finance lease liabilities	5.5	—	—	5.5
Current maturities of operating lease liabilities	405.5	147.0	—	552.5
Total current liabilities	1,361.3	242.1	—	1,603.4
Corporate borrowings	1,818.4	2,171.7	—	3,990.1
Finance lease liabilities	47.4	—	—	47.4
Operating lease liabilities	2,848.1	733.4	—	3,581.5
Exhibitor services agreement	460.5	—	—	460.5
Deferred tax liability, net (4)	35.5	—	—	35.5
Intercompany payables (2)	2,182.7	—	(2,182.7)	—
Other long-term liabilities	77.3	2.5	—	79.8
Total liabilities	8,831.2	3,149.7	(2,182.7)	9,798.2
Commitments and contingencies
Stockholders’ or member's equity (deficit):
Preferred stock	—	—	—	—
Class A common stock	5.1	—	—	5.1
Additional paid-in capital	7,122.3	558.3	(558.3)	7,122.3
Accumulated other comprehensive loss	(53.1)	—	—	(53.1)
Accumulated deficit	(8,851.8)	(82.8)	82.8	(8,851.8)
Total stockholders' or member's equity (deficit)	(1,777.5)	475.5	(475.5)	(1,777.5)
Total liabilities and stockholders’ or members equity (deficit)	$7,053.7	$3,625.2	$(2,658.2)	$8,020.7
(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created as a result of the 2025 and 2024 Refinancing Transactions.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Nine Months Ended September 30, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(360.8)	$(144.2)	$(505.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175.8	57.5	233.3
Loss on extinguishment of debt	92.7	103.3	196.0
Gain on derivatives	—	(52.1)	(52.1)
Deferred income taxes	1.3	—	1.3
Unrealized gains on investments in Hycroft	(11.8)	—	(11.8)
Impairment of equity security	10.3	—	10.3
Amortization of net discount on corporate borrowings to interest expense	4.5	6.9	11.4
Amortization of deferred financing costs to interest expense	4.8	2.5	7.3
PIK interest expense	—	28.7	28.7
Non-cash portion of stock-based compensation	17.7	—	17.7
Equity in earnings of non-consolidated entities, net of distributions	0.5	—	0.5
Lease incentives	27.5	—	27.5
Deferred rent	(72.1)	(10.5)	(82.6)
Net periodic benefit cost	0.9	—	0.9
Change in assets and liabilities:
Receivables	66.2	2.6	68.8
Other assets	(21.8)	20.9	(0.9)
Accounts payable	(108.0)	(11.9)	(119.9)
Accrued expenses and other liabilities	(72.3)	23.7	(48.6)
Intercompany receivables and payables	(107.2)	107.2	—
Other, net	(29.4)	0.1	(29.3)
Net cash provided by (used in) operating activities	(381.2)	134.7	(246.5)
Cash flows from investing activities:
Capital expenditures	(131.5)	(31.2)	(162.7)
Proceeds from disposition of long-term assets	1.6	—	1.6
Investments in non-consolidated entities	(4.0)	—	(4.0)
Other, net	1.2	—	1.2
Net cash used in investing activities	(132.7)	(31.2)	(163.9)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	—	169.6
Proceeds from issuance of Senior Secured Notes due 2029	—	244.4	244.4
Principal payments under Second Lien Notes due 2026	(131.2)	—	(131.2)
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—	(42.8)
Principal payments under Senior Subordinated Notes due 2026	(41.9)	—	(41.9)
Scheduled principal payments under Term Loan borrowings	(7.6)	(7.5)	(15.1)
Principal payments under finance lease obligations	(3.0)	—	(3.0)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—	(1.3)
Cash used to pay deferred financing costs	(11.3)	(26.3)	(37.6)
Debt extinguishment costs	(2.4)	—	(2.4)
Taxes paid for restricted unit withholdings	(4.4)	—	(4.4)
Proceeds (payments) of intercompany loans	420.7	(420.7)	—
Net cash provided by (used in) financing activities	344.4	(210.1)	134.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.2	—	12.2
Net decrease in cash and cash equivalents and restricted cash	(157.3)	(106.6)	(263.9)
Cash and cash equivalents and restricted cash at beginning of period	388.2	292.6	680.8

Cash and cash equivalents and restricted cash at end of period	$230.9	$186.0	$416.9

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2025 and September 30, 2024, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates and a hypothetical 100 basis-point increase or decrease to market interest rates on our fixed rate debt instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on performance-based & market-based variable-rate hybrid financial instruments. As of September 30, 2025, we had an aggregate of $1,999.1 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

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

The rate in effect for the outstanding New Term Loans was 11.134% per annum at September 30, 2025, and 11.919% per annum for the New Term Loans at September 30, 2024.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by approximately $15.0 million during the nine months ended September 30, 2025.

A 100-basis point change in market interest rates would have increased or decreased interest expense on our Existing Term Loans and New Term Loans by $14.5 million during the nine months ended September 30, 2024.

Market risk on performance-based variable-rate financial instruments. As of September 30, 2025, we had an aggregate of $857.0 million outstanding principal amount of our New 2029 Notes which bear interest ranging from 11.5% to 15.0% per annum depending on the Total Leverage Ratio. The New 2029 Notes were issued as part of the 2025 Refinancing Transactions. The rate in effect for the outstanding New 2029 Notes was 15% per annum at September 30, 2025.

A 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of our performance-based variable-rate financial instruments of approximately $25.0 million and $(24.1) million, respectively, as of September 30, 2025.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of September 30, 2025, were principal amounts of $154.5 million of our New Exchangeable Notes, $107.3 million of our Existing Exchangeable Notes, $360.0 million of our Existing 7.5% Notes, $400.0 million of our 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), and $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Senior Subordinated Notes due 2027”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $28.5 million and $(27.5) million, respectively, as of September 30, 2025.

Included in corporate borrowings as of September 30, 2024, were principal amounts of $414.4 million of our Existing Exchangeable Notes, $950.0 million of our Existing 7.5% Notes, $163.9 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $82.7 million of our 5.75% Senior Subordinated Notes due 2025, $41.9 million of our Senior Subordinated Notes due 2026, $125.5 million of our Senior Subordinated Notes due 2027, and £4.0 million ($5.3 million) of our 6.375% Senior Subordinated Notes due 2024 (“Sterling Notes due 2024”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $65.4 million and $(62.6) million, respectively, as of September 30, 2024.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of September 30, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2025, by approximately $6.5 million. Based upon the functional currencies in the International markets as of September 30, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the nine months ended September 30, 2024, by approximately $5.1 million.

Our foreign currency translation rates increased by approximately 5.8% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and increased 3.2% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

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

From January 1, 2020 through November 4, 2025, the outstanding shares of our Common Stock have increased by 507,735,553 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, the Company held a special meeting of our stockholders and obtained the requisite stockholder approval for the Charter Amendments (as defined herein) and on August 14, 2023, we filed the amendment to our Certificate of Incorporation implementing the Charter Amendments effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock.

On July 22, 2024, the Company and certain of its subsidiaries consummated the 2024 Refinancing Transactions with certain lenders under the Company’s existing senior secured term loans maturing 2026 (the “Existing Term Loans”) and certain holders of its Second Lien Notes. As a part of the 2024 Refinancing Transactions, and certain subsequent open-market purchases of Existing Term Loans, the Company repurchased and/or exchanged all of its Existing Term Loans for new terms loans maturing in 2029 (the “New Term Loans”) and repurchased $414.4 million of its Second Lien Notes. In connection with the 2024 Refinancing Transactions, Muvico, LLC, a newly formed wholly-owned subsidiary of the Company, issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that are exchangeable into shares of Common Stock.

On July 1, 2025, in connection with the 2025 Refinancing Transactions, the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. On July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of the remaining Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders, on a dollar-for-dollar basis, for New Exchangeable Notes. The New Exchangeable Notes are not initially exchangeable into Common Stock but may become exchangeable subject to the authorization of a sufficient number of additional shares of our Common Stock. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes was cancelled pursuant to the Principal Adjustment Feature, representing the maximum possible downward adjustment.

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

As of November 4, 2025 there were 512,943,561 shares of Common Stock issued and outstanding.

We have no authorized shares of Common Stock remaining that have not been issued or reserved for issuance in connection with our Existing Exchangeable Notes and employee stock-based compensation plans. We are seeking the requisite stockholder approval at the 2025 Annual Meeting of Stockholders on December 10, 2025 (the “Annual Meeting”), for the authorization to increase the total number of authorized shares of Common Stock from 550,000,000 shares to 1,100,000,000 shares (the “Authorized Share Increase”), which additional shares may be used for at-the-market sales (subject to the caps on usage of at-the-market sales for the six months following the Required Shareholder Approval that the Company agreed to pursuant to the terms of the New Exchangeable Notes Indenture), exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Subject to any required stockholder authorization of additional Common Stock, we expect to issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Existing Exchangeable Notes, including any PIK Notes, to settle conversion of the New Exchangeable Notes, or for other purposes. In addition, if the Authorized Share Increase is approved at the Annual Meeting, the New Exchangeable Notes will become exchangeable and depending on the stock price fixed for exchange, we would expect to reserve between 66.9 million and 122.6 million shares of Common Stock to be exchanged for the New Exchangeable Notes. Furthermore, in connection with the 2025 Refinancing Transactions and the issuance of the New Exchangeable Notes, we agreed to pay a consent fee to an ad hoc group of creditors, in the form of, upon Required Shareholder Approval, $15.0 million payable in shares of Common Stock, based on a price determined during the sixty consecutive trading days immediately following the Required Shareholder Approval. If the stockholders do not approve the Authorized Share Increase or the Required Shareholder Approval is not otherwise obtained on or before January 20, 2026, Muvico is required to issue $15.0 million aggregate principal amount of additional New Exchangeable Notes to the holders of the New Exchangeable Notes to satisfy such fee.

We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or shares of Common Stock alone. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

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

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2024 and 2025 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $2.38 per share on April 16, 2024 to an intra-day high on the NYSE of $11.88 on May 14, 2024. The last reported sale price of our Common Stock on the NYSE on November 4, 2025, was $2.51 per share. During 2024 and 2025 to date, daily trading volume ranged from approximately 3,755,000 to 634,246,600 shares.

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

Competitors may be multi-national circuits, national circuits, regional circuits or smaller independent exhibitors. Competition among theatre exhibition companies is often intense with respect to attracting patrons, terms for licensing of motion pictures and securing and maintaining desirable locations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the third quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the third quarter of 2025.

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 5, 2025	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: November 5, 2025	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer