Form 10-K
period 2025-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2026-02-23
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,342,745,039 (433,143,561 Class A common stock shares at a closing price per share of $3.10).

Shares of Class A common stock outstanding—529,547,465 shares at February 18, 2026

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2025 annual meeting of stockholders, to be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMC ENTERTAINMENT HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. In order to achieve net positive cash flows from operating activities, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Class A common stock (“Common Stock”) and other securities would likely suffer a total loss of their investment;

●	the risks and uncertainties relating to the 2025 Refinancing Transactions and 2024 Refinancing Transactions (each defined herein), including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes (the “Existing Exchangeable Notes”) or our Senior Secured Exchangeable Notes due 2030 (the “New Exchangeable Notes”), (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows from operating activities to overcome liquidity concerns or may be insufficient to do so if the Company does not achieve revenue levels at least in line with pre-COVID-19 revenues and (iii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with the 2025 Refinancing Transactions or 2024 Refinancing Transactions;

●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies due to industry consolidation or other reasons, or transitioning to other forms of entertainment;

●	the impact of changing movie-going behavior of consumers;

●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in continued cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;

●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;

●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);

●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and the financial burden imposed by tariffs on motion picture production;

●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;

●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;

●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;

●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;

●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;

●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;

●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through sales of Common Stock;

●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;

●	our ability to refinance our indebtedness on terms favorable to us or at all;

●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;

●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;

●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), as amended by the One Big Beautiful Bill Act of 2025;

●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards, and other tax attributes to reduce our future tax liability;

●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;

●	review by antitrust authorities in connection with acquisition opportunities;

●	risks relating to the incurrence of legal liability;

●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;

●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”) and all other current and pending privacy and data regulations in the jurisdictions where we have operations;

●	supply chain disruptions may negatively impact our operating results;

●	the availability and/or cost of energy;

●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;

●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;

●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts;

●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and

●	other risks and uncertainties referenced from time to time in filings with the Securities and Exchange Commission (“SEC”).

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see Part I, Item 1. “Business” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

Liquidity

As of December 31, 2025, we had cash and cash equivalents of approximately $428.5 million.

During the year ended December 31, 2025, we took action to lower the future interest expense of our fixed-rate debt through debt buybacks and exchanges for equity and enhanced liquidity through equity issuances. See Note 7—Corporate Borrowings and Finance Lease Liabilities, Note 8—Stockholders’ Deficit, and Note 14—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for further information regarding equity issuances and debt repurchases and exchanges.

2025 Refinancing Transactions

On July 24, 2025, Muvico, LLC, a wholly-owned subsidiary of the Company (“Muvico”), issued $857.0 million aggregate principal amount of new Senior Secured Notes due 2029 (the “New 2029 Notes”) in exchange for $590.0 million aggregate principal amount of 7.5% First Lien Senior Secured Notes due 2029 (“Existing 7.5% Notes”) and $244.4 million of incremental, new money financing. On the same day, Muvico also issued $194.4 million aggregate principal amount of New Exchangeable Notes in exchange for $194.4 million aggregate principal amount of Existing Exchangeable Notes. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment. We used the new money financing from the issuance of the New 2029 Notes to fully redeem our outstanding 5.875% Senior Subordinated Notes due 2026 (the “Senior Subordinated Notes due 2026”) and our 10%/12% Cash/PIK Toggle Second Lien Subordinated Secured Notes due 2026 (the “Second Lien Notes”) and also to pay consent fees to the Consenting Term Loan Lenders (as defined herein).

The New Exchangeable Notes were not initially exchangeable into Common Stock. At the 2025 Annual Meeting, our stockholders approved an amendment to the Company’s Certificate of Incorporation for the Authorized Share Increase which allowed for the New Exchangeable Notes to become exchangeable and lowered the interest rate to 1.5% cash interest. The Authorized Share increase also allowed for a $15.0 million consent fee payable to Consenting Existing Exchangeable Noteholders to be payable in the form of shares of Common Stock, based on a price determined based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025. On December 22, 2025, the Company and the holders of the New Exchangeable Notes agreed to amend the New Exchangeable Notes Indenture, among other things, to amend and restate the Exchange Rate and allow for up to $150.0 million of net proceeds from sales of at-the-market offerings. The amendments were memorialized in a supplemental indenture dated January 12, 2026 (the “New Exchangeable Notes Supplemental Indenture”). As consideration for the indenture amendments the Company will pay the New Exchangeable Noteholders a consent fee of $6.25 million payable in shares of Common Stock. The number of shares will be based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025.

See Note 7—Corporate Borrowings and Finance Lease Liabilities and Note—14 Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding these transactions.

We expect, from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. We continuously monitor the capital markets and our capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure our outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material, and to the extent equity is used, dilutive. For example, on February 17, 2026, we launched a financing transaction (the “Financing Transaction”) to refinance the New Term Loans and Odeon Notes due 2027 (in each case as defined herein). There can be no assurance that we will successfully enter into an agreement with respect to or complete the Financing Transaction, which is subject to, among other things, market and other conditions, and the negotiation and execution of definitive documents.

Narrative Description of Business

We are the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. Over the course of our 100+ year history, we have pioneered many of the theatrical exhibition industry’s most important innovations. We introduced multiplex theatres in the 1960s and the North American stadium-seated megaplex theatre format in the 1990s. Most recently, we continued to innovate and evolve the movie-going experience with the deployment of our theatre renovations featuring plush, powered recliner seating and the launch of our U.S. subscription loyalty tier, AMC Stubs® A-List (“A-List”). Our growth has been driven by a combination of organic growth through reinvestment in our existing assets and through the acquisition of some of the most significant companies in the theatrical exhibition industry.

Our business is operated in two theatrical exhibition reportable segments, U.S. markets and International markets. Substantially all of our international operations are attributed to Odeon Cinemas Group Limited (“OCGL”) and its subsidiaries, Odeon and UCI Cinemas Holdings Limited (“Odeon”) and Nordic Cinema Group Holding AB (“Nordic”).

As of December 31, 2025, we owned, leased or operated 855 theatres and 9,640 screens in 11 countries, including 533 theatres with a total of 7,072 screens in the United States and 322 theatres and 2,568 screens in European markets. We have productive assets in each of the capital cities and most densely populated areas of the countries in which we operate.

As of December 31, 2025, we were the market leader in the United States and Europe including in Sweden, Norway, and Finland, and a leading theatre operator in the United Kingdom, Ireland, Italy, Spain, Portugal, and Germany. We have operations in four of the world’s 10 largest economies, including four of the six largest European economies (the United Kingdom, Spain, Italy and Germany) as of December 31, 2025.

As of December 31, 2025, in the U.S. markets, we owned, leased or operated theatres in 41 states and the District of Columbia, with approximately 49% of the U.S. population living within 10 miles of one of our theatres. We have a diversified footprint with complementary global geographic and guest demographic profiles, which we believe gives our circuit a unique profile and offers us strategic and operational advantages while providing our studio partners with a large and diverse distribution channel. We operate some of the most productive theatres in the top markets in the United States and were the market leader in the top two markets for the year ended December 31, 2025: Los Angeles and New York. During 2025, our top five markets, in each of which we held the #1 share position, were New York, Los Angeles, Chicago, Atlanta, and Washington DC according to data provided by Comscore.

The following table provides detail with respect to the geographic location of our theatrical exhibition circuit as of December 31, 2025:

U.S. Markets	Theatres(1)	Screens(1)
Alabama	17	222
Arizona	12	187
Arkansas	2	21
California	57	777
Colorado	13	183
Connecticut	9	104
Florida	38	588
Georgia	25	339
Idaho	1	11
Illinois	44	552
Indiana	20	264
Iowa	3	43
Kansas	8	124
Kentucky	2	40
Louisiana	7	99
Maryland	13	158
Massachusetts	11	155
Michigan	10	154
Minnesota	6	95
Missouri	9	107
Montana	5	55
Nebraska	1	14
Nevada	2	28
New Jersey	25	319
New Mexico	1	12
New York	30	322
North Carolina	19	244
North Dakota	1	9
Ohio	11	140
Oklahoma	11	131
Oregon	2	25
Pennsylvania	23	262
South Carolina	2	26
South Dakota	1	10
Tennessee	15	191
Texas	40	589
Utah	3	29
Virginia	13	173
Washington	14	171
West Virginia	1	12
Wisconsin	5	73
District of Columbia	1	14
Total U.S. Markets	533	7,072

International Markets
Denmark	2	12
Finland	29	170
Germany	21	188
Ireland	11	77
Italy	34	344
Norway	12	91
Portugal	3	42
Spain	35	411
Sweden	72	382
United Kingdom	103	851
Total International Markets	322	2,568
Total	855	9,640

(1)	Included in the above table are 64 theatres and 317 screens that we manage or in which we have a partial ownership interest. In the U.S. markets segment, we manage or have a partial interest in four theatres and 55 screens. In the International markets segment, we manage or have a partial interest in 60 theatres and 262 screens.

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

1)	Be a World-Class Leader in Customer Engagement

We engage movie-goers through advances in technology and marketing activities to strengthen the bonds with our current guests and create new connections with potential customers that drive both growth and loyalty. We serve our guests, end-to-end, from before they enter our theatres, through their enjoyment of a comprehensive spectrum of film content while at our theatres and then again after the movie when they have left the theatre and are deciding what film to see the next time they visit.

In our U.S. markets, we begin the process of engagement with AMC Stubs® (“Stubs”), our customer loyalty program, which allows members to earn rewards, receive discounts and participate in exclusive members-only offerings and services. There are four different Stubs tiers available: A-List, AMC Stubs Premiere™ (“Premiere”), AMC Stubs® Premiere GO! (“Premiere GO!”), and AMC Stubs Insider™ (“Insider”).

A-List is our monthly subscription-based tier of our Stubs loyalty program. This program offers guests admission to movies at AMC up to four times per week, including multiple movies per day and repeat visits to movies. A-List also includes premium offerings including IMAX®, Dolby Cinema™ at AMC, RealD, Prime and other PLF brands. A-List members can book tickets online in advance with reserved seating at AMC Theatres for no additional cost.

Premiere is a paid tier with a flat annual membership fee that rewards members with reward points, free food and beverage upgrades, discounted tickets on certain days of the week, priority lane access, waived ticket fees, and other various benefits.

Premiere GO! membership is earned by existing Insider members by visiting a certain number of times or earning a certain number of points within a calendar year. Premiere GO! allows members to earn additional points and other exclusive benefits.

Insider is a free tier that rewards loyal guests for their patronage of AMC theatres with reward points, discounted tickets on certain days of the week, and other various benefits.

As of December 31, 2025, we had a combined total of approximately 39 million member households enrolled in Stubs programs. Our Stubs members represented approximately 51% of our U.S. market attendance during the year ended December 31, 2025. Our large database of identified movie-goers also provides us with additional insight into our customers’ movie preferences. This enables us to have an increasingly comprehensive, more personalized and targeted marketing effort.

In our International markets, we currently have loyalty programs in all territories in which we operate. Movie-goers can earn points for spending money at the theatre, and those points can be redeemed for tickets or food and beverage items, depending on the program, at a later date. We currently have approximately 20 million total members in our various International loyalty and subscription programs.

Our marketing efforts expand beyond our loyalty and subscription programs. We continue to improve our customer connections through our website and mobile apps. Our mobile applications across the U.S. circuit offer the ability to order food and beverage while ordering tickets ahead of scheduled showtimes.

In June 2021, the Company launched AMC Investor Connect (“AIC”), an innovative new communication initiative to engage directly with its sizable retail shareholder base and convert shareholders into AMC customers. AIC allows our shareholders to self-identify through our website and receive special offers and important communications. As part of AIC, domestic members must sign up for a Stubs account, which includes providing additional personalized data that allows us to more precisely engage with our investor customers. As of December 31, 2025, there were approximately 1.8 million global members of AIC, which is comprised of both registered and beneficial shareholders.

In 2025, we brought Netflix content to our theatres by showing the Stranger Things series finale and KPop Demon Hunters. We are excited about the prospect of bringing more Netflix titles to moviegoers.

2)	Deliver the Best In-Person Experience while at AMC Theatres

In conjunction with our advances in technology and marketing initiatives, and consistent with our long-term growth strategy, we plan to continue investing in our theatres to deliver the best in-person experience and take greater advantage of incremental revenue-generating opportunities, primarily through comfort and convenience innovations, imaginative food and beverage initiatives, and exciting PLF offerings.

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

As of December 31, 2025, in our U.S. markets, we featured recliner seating in 368 U.S. theatres, including Dine-in-Theatres, totaling approximately 3,658 screens which represents 51.7% of total U.S. screens. In our International markets, as of December 31, 2025, we featured recliner seating in 89 International theatres, totaling 643 screens which represents 25.0% of total International screens.

Open-source internet ticketing makes AMC’s entire universe of seats in the U.S. (approximately 1 million as of December 31, 2025), for all our show times, as available as possible, on as many websites and mobile applications as possible. Our tickets are currently sold either directly at the box office or through mobile apps, at our own website and mobile app and through other third-party ticketing vendors. For the year ended December 31, 2025, approximately 73% of our tickets were purchased online in the U.S., with approximately 87% of total online tickets being purchased through our own website and mobile apps.

Imaginative Food and Beverage Initiatives. Our deployment initiatives also apply to food and beverage enhancements. We have expanded our menu of enhanced food and beverage products to include meals, healthy snacks, premium beers, wine and mixed drinks, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage design improvements to the development of dine-in theatre options. We have expanded the capabilities of our online and mobile apps to include the ability to pre-order food and beverages when advanced tickets are purchased. Guests then have the items ready upon arrival and available at dedicated pick-up areas or delivered to seats at select theatres.

Our MacGuffins Bar and Lounges (“MacGuffins”) give us an opportunity to offer alcohol to our legal age customers in our U.S. markets. As of December 31, 2025, we offered alcohol in 386 theatres in our U.S. markets and 221 theatres in our International markets.

In 2025, we introduced the AMC Popcorn Pass—a new annual perk for Stubs members. For a yearly fee, members enjoy 50% off a large AMC Perfectly Popcorn every day.

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

Exciting Premium Large Format and Extra Large Screen Offerings. PLF auditoriums generate our highest customer satisfaction scores, and we believe the investment in PLFs increases the value of the movie-going experience for our guests, ultimately leading to additional ticket revenue. To that end, we are committed to investing in and expanding our offerings of the best sight and sound experiences through a combination of our partnerships with IMAX® and Dolby Cinema™ and the further development of our own PLF offerings. A description of our various PLF and extra large screen offerings follows:

●	IMAX®. IMAX® is one of the world’s leading entertainment technology companies, specializing in motion picture technologies and presentations. IMAX® auditoriums are customized for optimal viewing experiences, using acousticians, laser-alignment and custom theatre geometry to ensure an immersive design. IMAX® auditoriums also feature an integrated sound system and precise speaker positioning.

As of December 31, 2025, AMC was the largest IMAX® exhibitor in the U.S., with a 56% market share. Each one of our IMAX® local installations is protected by geographic exclusivity, and as of December 31, 2025, our IMAX® screen count was 96% higher than our closest competitor. Additionally, as of December 31, 2025, our per-screen IMAX® grosses were 32% higher than our closest competition. In 2025, we agreed to an expanded partnership with IMAX® for 14 new locations and 68 system updates to be completed by 2033.

●	Dolby Cinema™. Dolby Cinema™ offers a premium cinema offering for movie-goers that combines state-of-the-art image and sound technologies with inspired theatre design and comfort. Dolby Cinema™ at AMC includes Dolby Vision™ laser projection and object-oriented Dolby Atmos® audio technology, as well as AMC’s plush power reclining seats with seat transducers that vibrate with the action on screen.

In 2025, we agreed to an expanded partnership with Dolby to add 40 new Dolby Cinema™ at AMC locations by the end of 2029.

●	SCREENX. SCREENX is the world’s first muti-projection cinema technology with an immersive 270-degree panoramic viewing experience. By extending select scenes onto the left and right walls of the auditorium, SCREENX surrounds the audience with story-enhancing visuals that cannot be replicated at home. The innovative screen format places everyone in the auditorium directly at the center of the motion picture. We have agreed to deploy 10 SCREENX locations in the U.S. with targeted completion in 2026.
●	4DX. 4DX provides moviegoers with a multi-sensory cinema-going experience, allowing audiences to connect with movies through motion, vibration, water, wind, snow, lightning, scents, and other special effects that enhance the visuals on-screen. Each 4DX auditorium incorporates motion-based seating synchronized with more than 21 different effects and optimized by a team of skilled editors. We have agreed to deploy five 4DX locations in the U.S. with targeted completion in 2026.
●	In-house PLF Brands. We also offer our private label PLF experience at many of our locations, with superior sight and sound technology and enhanced seating. These PLF auditoriums offer an enhanced theatrical experience for movie-goers beyond our current core theatres, at a lower price premium than IMAX® or Dolby Cinema™. Therefore, they may be especially relevant in smaller or more price-sensitive markets.
●	Extra Large (“XL”) Screens. In addition to PLF offerings, we also offer screens that are at least 40-feet wide and include 4K laser projection.

The following table provides detail with respect to PLF screens (IMAX®, Dolby Cinema™, SCREENX, 4DX, in-house), XL screens, 3D enabled screens, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit on December 31, 2025 and December 31, 2024:

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
Format	2025	2024	2025	2024	2025	2024
Number of theatres:
IMAX®	185	183	38	36	223	219
Dolby Cinema™ theatres	174	167	7	7	181	174
In-house PLF	76	60	79	79	155	139
Dine-in	48	48	3	3	51	51
Premium seating	368	365	89	86	457	451
XL screens	47	—	74	60	121	60
SCREENX	1	—	6	6	7	6
3D enabled	524	531	249	265	773	796
Number of screens:
IMAX®	186	184	38	36	224	220
Dolby Cinema™ theatres	174	167	7	7	181	174
In-house PLF	80	60	82	82	162	142
Dine-in	666	666	13	13	679	679
Premium seating	3,658	3,620	643	605	4,301	4,225
XL screens	76	—	91	68	167	68
SCREENX	1	—	6	6	7	6
3D enabled	2,795	2,840	919	1,056	3,714	3,896

Laser at AMC. We launched Laser at AMC, a broadscale initiative to upgrade the projectors in at least 3,500 auditoriums throughout the U.S., with cutting-edge laser projectors. The Laser at AMC experience delivered by laser projection from Barco, a global leader in laser-powered cinema solutions, provides guaranteed light levels that are at the top end of the 2D DCI specification. This technology improves image contrast, produces more vivid colors, and maximizes brightness, compared to digital projectors with a xenon light source. We are partnering with Barco through their Cinema-as-a-Service program which requires minimal upfront capital investment by AMC. The initial agreement to install 3,500 projectors is expected to be completed by 2026, with 2,951 installations completed as of December 31, 2025.

We have also started deploying laser projectors across our international markets with 96 projectors installed as of December 31, 2025. We expect to continue to increase our laser projector installations internationally in the coming years.

3)	Performance-Based Expansion and Strategic Closure of Theatres

Our long-term growth strategy includes the deployment of our strategic growth initiatives, opening new-build theatres and continued exploration of small acquisitions. By expanding our platform through disciplined new-build theatres and acquisitions, we are able to further deploy our proven strategic initiatives while further diversifying our customer base, leading to greater appeal for more films. The additional scale achieved through new-build theatres and acquisitions also serves to benefit our business through global procurement savings and increased overhead efficiencies. We believe that expansion offers us additional opportunities to introduce our proven guest-focused strategies to movie-goers and will generate meaningful benefits to guests, employees, studio partners and our shareholders.

The following table sets forth our historical information concerning new builds (including expansions), acquisitions and dispositions (including permanent closures of underperforming theatres and net construction closures) and end-of-period operated theatres and screens through December 31, 2025:

					Permanent/Temporary
					(Closures)/Openings,
	New Builds		Acquisitions		net		Total Theatres
	Number of	Number of	Number of	Number of	Number of	Number of	Number of	Number of
Fiscal Year	Theatres	Screens	Theatres	Screens	Theatres	Screens	Theatres	Screens
Beginning balance							950	10,543
2021	10	82	11	140	(25)	(203)	946	10,562
2022	7	51	15	157	(28)	(296)	940	10,474
2023	—	—	6	31	(48)	(446)	898	10,059
2024	1	13	2	9	(30)	(283)	871	9,798
2025	—	—	3	36	(19)	(194)	855	9,640
	18	146	37	373	(150)	(1,422)

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

●	We offer ready-to-eat and microwaveable AMC Theatres Perfectly Popcorn products that are available or will be available for purchase in well-known grocery stores around the country or on-line via Amazon.com.
●	Freshly popped AMC Theatres Perfectly Popcorn is available through food delivery-to-home services.
●	“To Go” packages at our theatres of freshly popped popcorn are available for takeout and/or pickup.

AMC Theatres Perfectly Popcorn is an opportunity to diversify our business and to create a new food and beverage revenue stream.

During 2024, we rolled out AMC Cinema SweetsTM, our line of premium gourmet candy. AMC Cinema Sweets are available to moviegoers at AMC concession stands throughout the United States.

We made our inaugural foray into theatrical distribution in 2023 when we, along with our sub-distribution partners, served as the theatrical distributor for two theatrical releases: TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ. During 2024, we distributed USHER: RENDEZVOUS IN PARIS and BILLIE EILISH: HIT ME HARD AND SOFT, an album listening experience. In 2025, we distributed TAYLOR SWIFT | THE OFFICIAL RELEASE PARTY OF A SHOWGIRL, the biggest album-debut event in cinema history, domestically and globally. We have the potential to capitalize on new theatrical distribution opportunities in the future which would lead to additional theatrical distribution revenue and increased admissions revenue.

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

Our Competitive Strengths

We believe we have the following competitive strengths:

Leading guest engagement through digital marketing and technology platforms. Through our Stubs loyalty programs, we have developed a customer database of approximately 39 million households, representing an estimated 78 million individuals. Our digital marketing and technology platforms allow us to engage with these customers frequently, efficiently and on a very personalized level. We believe personalized data drives increased engagement, resulting in higher attendance.

Leading market share in important, affluent and diverse markets. As of December 31, 2025, across our three biggest metropolitan markets in the United States—New York, Los Angeles and Chicago, representing 17% of the country’s total box office—we held a 45% combined market share. We operated theatres located in the top 25 U.S. markets, holding the #1 or #2 position in 18 of those 25 markets based on box office revenue. As of December 31, 2025, we were the market leader in Sweden, Norway, and Finland; the #2 operator in the United Kingdom, Ireland, Italy, Spain and Portugal, and the #4 operator in Germany. We believe our strong presence in these top markets makes our theatres highly visible and therefore strategically more important to content providers, who rely on the large audiences and marketing momentum provided by major markets to drive opinion-making and deliver a movie’s overall box office results.

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

Well located and highly productive theatres. Our theatres are generally located in the top retail centers across the U.S. We believe this provides for long-term visibility and higher productivity and is a key element in the success of our enhanced food and beverage and more comfort and convenience initiatives. Our location strategy, combined with our strong major market presence, enable us to deliver industry-leading theatre-level productivity. During the year ended December 31, 2025, 8 of the 10 highest grossing theatres in the U.S. were AMC theatres, according to data provided by Comscore. During the same period, AMC’s U.S. markets average total revenues per theatre was approximately $7.0 million. This per unit productivity is important not only to content providers, but also to developers and landlords, for whom per location and per square foot sales numbers are critical measures.

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

A-List is our monthly subscription-based tier of our Stubs loyalty program. This program offers guests admission to movies at AMC up to four times per week, including multiple movies per day and repeat visits to movies. We also offer Stubs members 50% off tickets on Tuesdays and Wednesdays.

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

During the year ended December 31, 2025, films licensed from our seven largest movie studio distributors based on revenues accounted for approximately 83% of our U.S. admissions revenues, which consisted of Disney, Warner Bros., Universal, Sony, Paramount, 20th Century Studios, and Lionsgate Films. In Europe, approximately 76% of our box office revenue came from films attributed to our five largest movie distributor groups, which consisted of

Disney, Universal, Warner Bros., Paramount, and Sony. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

During 2023 we, along with our sub-distribution partners, served as the theatrical distributor for two theatrical releases: TAYLOR SWIFT | THE ERAS TOUR and RENAISSANCE: A FILM BY BEYONCÉ. During 2024, we distributed USHER: RENDEZVOUS IN PARIS and BILLIE EILISH: HIT ME HARD AND SOFT, an album listening experience. In 2025, we distributed TAYLOR SWIFT | THE OFFICIAL RELEASE PARTY OF A SHOWGIRL, the biggest album-debut event in cinema history, domestically and globally. The distribution business is a newer source of revenue.

Food and Beverage. Food and beverage sales are our second largest source of revenue after box office admissions. We offer enhanced food and beverage products that include meals, healthy snacks, premium liquor, beer and wine options, and other gourmet products. Our long-term growth strategy calls for investment across a spectrum of enhanced food and beverage formats, ranging from simple, less capital-intensive food and beverage menu improvements to the development of dine-in options.

We currently operate 48 Dine-In-Theatres in the U.S. and three Dine-In-Theatres in Europe that deliver chef-inspired menus with seat-side or delivery service to luxury recliners with tables. Our recent Dine-In-Theatre concepts are designed to capitalize on the latest food service trend, the fast and casual eating experience.

MacGuffins give us an opportunity to offer alcohol to our legal age customers in our U.S. markets. As of December 31, 2025, we offered alcohol in approximately 386 theatres in our U.S. markets and 221 theatres in our International markets and continue to explore expansion globally.

We offer ready-to-eat and microwaveable AMC Theatres Perfectly Popcorn products that are available for purchase in well-known grocery stores around the country or on-line via Amazon.com. During 2024, we rolled out AMC Cinema SweetsTM, our line of premium gourmet candy. AMC Cinema Sweets are available to moviegoers at AMC concession stands throughout the United States.

Theatrical Exhibition Industry and Competition

U.S. markets. In the U.S., the movie exhibition business is large and mature. We believe it is the quality of the movie-going experience that will define our future success. Whether through enhanced food and beverage options (Food and Beverage Kiosks, Marketplaces, Coca-Cola Freestyle, MacGuffins or Dine-in-Theatres), more comfort and convenience (recliner seating, open-source internet ticketing, reserved seating), engagement and loyalty (AMC Stubs®, mobile apps, social media, or AIC) or sight and sound (digital and laser projection, 3D, Dolby Cinema™ at AMC, IMAX®, SCREENX, 4DX, or other PLF screens), it is the ease of use and the amenities that these innovations bring to customers that we believe will help drive sustained profitability in the years ahead.

Preliminary estimates indicate that North American box office revenues were approximately $8.9 billion for 2025, up approximately 1.5% compared with 2024.

The following table represents information about the U.S./Canada exhibition industry obtained from the National Association of Theatre Owners, with the exception of box office revenues for calendar years 2024, 2023, 2022, and 2021 obtained from Comscore. See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this Form 10-K for information regarding our operating data:

	Box Office		Average
	Revenues	Attendance	Ticket
Calendar Year	(in millions)	(in millions)	Price
2024	$8,746	760	$11.51
2023	9,034	833	10.84
2022	7,454	708	10.53
2021	4,544	447	10.17
2020	2,205	240	9.18
2019	11,400	1,244	9.16
2018	11,880	1,304	9.11
2017	11,091	1,236	8.97
2016	11,372	1,314	8.65

Based on information obtained from Comscore, we believe that the three largest exhibitors, in terms of U.S./Canada box office revenue (AMC, Regal Entertainment Group, and Cinemark Holdings, Inc.) generated approximately 54% of the box office revenues in 2025.

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

The following table provides information about the exhibition industry attendance for the International markets where we operate obtained from territory industry trade sources; see Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this Form 10-K for information regarding our operating data:

	Calendar Year
(In millions)	2025	2024	2023	2022	2021
United Kingdom	123.5	126.5	124.4	117.5	74.6
Germany	91.3	89.0	96.3	78.6	42.5
Spain	65.1	71.0	75.9	59.8	41.5
Italy	71.6	74.5	75.0	47.9	26.6
Sweden	9.7	10.4	11.8	10.4	6.1
Ireland	10.6	11.8	11.6	10.7	6.1
Portugal	10.6	11.4	11.2	9.2	5.3
Norway	8.4	8.1	9.3	8.8	5.6
Finland	6.3	6.8	7.2	5.8	3.4
Total	397.1	409.5	422.7	348.7	211.7

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

Additionally, there are multiple sustainability and Environmental, Social, and Governance (“ESG”) disclosure regulations taking effect in the next several years in the United States and Europe, including the California Climate Accountability Package, the Corporate Sustainability Reporting Directive, and numerous city, county, and state regulations covering commercial building energy usage and emissions.

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

As of December 31, 2025, we employed a total of 33,311 associates consisting of 2,931 full-time and 30,380 part-time associates, down from a total of 33,382 associates consisting of 2,915 full-time and 30,467 part-time associates as of December 31, 2024. Among our 33,311 associates, we employed 23,777 in the United States and 9,534 in our International markets.

Talent Acquisition, Development and Retention. Critical to our operation is the hiring, development, and retention of qualified associates who support our guest-focused mission. Acquiring the right talent at speed and scale is a core capability that we regularly monitor and manage, given the need to rapidly staff our frontline operations at certain times of the year. Once hired, we train for success, creating experiences and programs that promote performance, growth, and long-term career opportunities. Programs such as the Leadership Academy, Leadership Institute for Tomorrow, and Hallmark at AMC, along with Incredible Leadership at Odeon, are designed to upskill and enhance managerial capability, facilitate quality execution of our business initiatives, drive guest satisfaction, and increase return on investment.

We continue to advance the accessibility and consistency of our leadership development efforts by embracing training through virtual conferencing tools. Through our internally developed virtual instructors, we provide engaging and scalable development experiences that reach qualified associates across all locations. Furthermore, our training includes compulsory modules that meet regulatory requirements, policy enforcement and best practices to adhere to employment laws, practical tactics for safety and security, and compliance with anti-corruption regulations. Our measures to maintain a holistic view of the associate experience support the needs of our associates through engagement opportunities, including recognition programs and events.

Belonging for All. Belonging for All is a core cultural value and key driver to our success. AMC’s commitment to fostering Belonging for All enables us to maintain a global workforce as diverse as the guests we serve and the movies we show on our screens. Through a multi-channel approach, we promote cultural humility and provide continuous learning opportunities that directly contribute to business performance. AMC is guided by six advisory councils, which help shape a workplace where all employees are encouraged to bring their authentic selves to work and contribute to our success. By appointing officers as Executive Sponsors of these councils, we ensure senior leadership and accountability. Odeon maintains nine advisory forums across Europe that reflect the diversity of the communities it serves and support engagement on a broad range of associate needs. This approach has enhanced openness, reinforced the value of diversity, and strengthened our business outcomes. Our culture thrives as we embrace diversity and lead with fairness, creating a more inclusive workplace for all.

Additionally, our work has been recognized externally: AMC earned certification as a Great Place to Work from 2024 through 2026, achieved 11 consecutive years as one of the Best Places to Work for disability inclusion through the Disability Equality Index, was named one of Forbes Best Large Employers 2025 and Best Employers for Women from 2024 through 2025, recognized by Newsweek in 2025 as one of America’s Best of the Best, awarded by Time Magazine from 2024 through 2025 as America’s Best Companies in the Mid-Size category, and commended as a 50/50 Women on Boards.

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

In addition, we prioritize and invest in our associate’s health and welfare. Our “LiveWell” philosophy is based on a whole person approach to physical, fiscal, and emotional wellness tailored to the diverse needs of our global workforce in each country we operate. Examples include global Employee Assistance Programs, Cuckoo application, and Mental Health First Aiders training. Comprehensive health and welfare benefits for eligible associates are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits to satisfy individual needs, and paid time off.

Our commitment to the safety and health of our associates continues to be a top priority as demonstrated by our ongoing professional training and awareness campaigns. All Theatre Support Center and Theatre Leadership associates complete in-person and online courses focused on professionalism, safety, and security that meet or exceed regulatory requirements and best practices as determined by the Equal Employment Opportunities Commission, Payment Card Industry, SEC, and Sarbanes-Oxley Act.

Available Information

We make available free of charge on our website (www.amctheatres.com) under “Investor Relations” / Financial Performance”/ “SEC Filings,” annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials on Schedule 14A and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials with the SEC. The contents of our website are not incorporated into this report. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information about the Company.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers and key employees as of February 23, 2026:

Name	Age	Position(s) Held
Adam M. Aron	71	Chairman of the Board, Chief Executive Officer and President
Sean D. Goodman	60	Executive Vice President, International Operations, Chief Financial Officer and Treasurer
Daniel Ellis	57	Executive Vice President, Chief Operations and Development Officer
Nikkole Denson-Randolph	54	Senior Vice President, U.S. Chief Content Officer
Ellen Copaken	49	Senior Vice President, Business Development
Chris A. Cox	59	Senior Vice President, Chief Accounting Officer
Carla C. Chavarria	60	Senior Vice President, Chief Human Resources Officer
Edwin Gladbach	53	Senior Vice President, General Counsel and Secretary
Mark Way	54	President, AMC Europe & Managing Director, Odeon Cinema Group

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

Ms. Ellen Copaken has served as Senior Vice President, Business Development since November 2025 where she focuses on partnerships and new revenue channels. She most recently served as Senior Vice President, Marketing of AMC from August 2023 to November 2025. Between February 2022 and August 2023, Ms. Copaken served as Vice President, Growth Strategy and led all aspects of AMC’s Perfectly Popcorn home popcorn product launch. Prior to joining AMC, Ms. Copaken served as Partner at global innovation consulting firm, Sterling Rice Group, where she led client relationships and growth strategy engagements in foodservice, retail, consumer package goods and hospitality industries. Previously, she worked in marketing leadership roles for Frito-Lay, PepsiCo and Hostess Brands in general management, innovation and brand management. During her time in the consumer-packaged goods industry, she launched dozens of new food and beverage products in grocery, retail and restaurant/foodservice. Ms. Copaken has a Bachelor of Arts from University of Pennsylvania and a Master’s of Business Administration from The Wharton School.

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

Mr. Edwin Gladbach has served as Senior Vice President, General Counsel & Secretary of AMC since October 2025. He was previously Vice President, Interim General Counsel & Secretary of AMC from March 2025 until October 2025 and Vice President, Legal and Assistant Secretary from February 2009 until March 2025. Prior to joining AMC, Mr. Gladbach was Senior Counsel at Interstate Bakeries Corporation, the maker of Wonder bread and Hostess snack cakes, and an associate at the law firm of Shook, Hardy & Bacon LLP. Mr. Gladbach holds a Bachelor of Science degree in Agricultural Economics and a Juris Doctorate from the University of Missouri—Columbia.

Mr. Mark Way has served as Managing Director for Odeon Cinemas Group and President of AMC Europe, based in London, since December 2016, being appointed immediately following the acquisition by AMC. Prior to taking on this role, Mr. Way served as Chief Financial Officer for Odeon & UCI Cinemas from September 2014 when he joined the business. Before Odeon, he spent 17 years in a variety of senior finance and development roles at Hilton Worldwide. This included serving as Senior Vice President Finance Global Operations from 2009 to 2014 and SVP Finance International Operations from 2006 to 2009. Mr. Way is a Chartered Accountant having qualified with Deloitte where he spent the early part of his career and graduated from Oxford University with a BA Hons after studying Politics, Philosophy and Economics.

Item 1A. Risk Factors.

The following is a summary list of risk factors:

Financial Risks

●	absent significant increases in revenues and attendance, our ability to obtain additional liquidity, which if not realized or is insufficient, likely would result in us seeking an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, to pre-pay debt, and to refinance debt and to do so with comparable interest rates or other favorable terms, and our ability to take advantage of certain business opportunities, which could negatively impact the ability of investors to recover their investment in our Common Stock;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives; and
●	we are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under the indentures governing our debt securities to pay dividends on our Common Stock.

Operational Risks

●	risks relating to motion picture production and theatrical performance, including increases in alternative film delivery methods, including streaming services or other forms of entertainment;
●	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
●	our lack of control over distributors of films;
●	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, and the production and theatrical release of fewer movies as a consequence of labor stoppages, increased cost of production, decreased consumer demand, or changes in strategic focus of studios;
●	failures, unavailability or security breaches of our information systems;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	supply chain disruptions, labor shortages, and inflation may negatively impact our operating results;
●	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
●	the availability and/or cost of energy in Europe may negatively impact our operating results;
●	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs;
●	the risk of severe weather events or other events caused by climate change disrupting or limiting operations; and
●	incorporating artificial intelligence technologies into some of our operations, which may present operational and reputational risks.

Regulatory Risks

●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, and other risks that may negatively impact the discretionary income of moviegoers and our operating revenues and attendance levels;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the GDPR and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	changes in tax rates, adoption of new tax legislation, and disagreements with tax authorities;

●	legal regimes governing our international business operations could require insolvency proceedings;
●	review by antitrust authorities in connection with acquisition opportunities; and
●	the potential for political, social, or economic unrest, trade disputes, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts.

Risks Related to our Shares

●	there has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock;
●	the market prices and trading volumes of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses;
●	the risk of a “short squeeze” due to a sudden increase in demand for shares of our Common Stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze has led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our Common Stock;
●	there is no guarantee that our retail stockholders will continue to support AMC in the future, and negative sentiment among AMC’s retail stockholder base in the future could have a material adverse impact on the market price of the Common Stock and investor’s investment therein;
●	information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate;
●	future offerings of debt, which would be senior to our Common Stock upon liquidation, and/or other preferred equity securities, which may be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	anti-takeover protections in our Certificate of Incorporation and our Bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our Common Stock; and
●	increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our Common Stock, which could result in a decline in the market price of our Common Stock.

Financial Risks

In the absence of significant increases in revenues and attendance from current levels, or obtaining significant additional sources of liquidity, an investment in our Common Stock is highly speculative; holders of our Common Stock could suffer a total loss of their investment.

To remain viable beyond the next twelve months, the Company is expected to require additional sources of liquidity and/or significant increases in revenues and attendance levels, see Liquidity and Capital Resources—For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 included in Part II, Item 7 of this Form 10-K for further information regarding revenue and attendance assumptions. The required amounts of additional liquidity may be material. Although the Company believes that cash flows from operating activities together with existing cash on the balance sheet will be sufficient to meet its material cash requirements over the next twelve months, it is actively continuing to explore additional sources of liquidity to offset the cyclical nature of our industry and other potential fluctuations in operating and market conditions. The Company is unable to determine at this time whether any additional sources of liquidity will be available to it or if available, individually or taken together, will be sufficient to address its potential liquidity needs. There is significant uncertainty as to whether these potential sources of liquidity will be realized or that they will be sufficient to generate the material amounts of additional liquidity that may be required until the Company is able to achieve improved levels of attendance and revenues. Any individual source of liquidity that the Company is pursuing may not be sufficient to address all the Company’s future liquidity requirements, and even if all of the potential sources of liquidity that the Company is pursuing are available, they may not be sufficient to address the Company’s liquidity requirements. Further, any relief provided by lenders, governmental agencies, and business partners may not be adequate and may include onerous terms, scheduled film releases may fail to drive increased revenues and attendance, scheduled releases may be postponed or moved to the home video market, or the attendance levels of, and revenues generated by, our theatres may improve at a level that will not support our substantial amount of indebtedness, rent liabilities or other obligations. Due to these factors, if the Company is unable to obtain the necessary additional sources of liquidity, an investment in our Common Stock is highly speculative.

Significant impacts on our business caused by changes in the film exhibition industry during the course of and after the COVID-19 pandemic include, and are likely to continue to include, among others: (1) decreased attendance at our theatres, including due to changes in consumer behavior in favor of viewing feature-length movies at home on directly to video streaming or PVOD platforms or spending on alternative forms of entertainment, (2) our inability to generate significant cash flows from operating activities if our theatres continue to operate at significantly lower than historical levels, which could lead to a need to raise additional capital to bolster our liquidity and (3) our inability to service our existing and future indebtedness or other liabilities.

Work stoppages by labor unions such as the Writers Guild of America and Screen Actors Guild–American Federation of Television and Radio Artists have had an impact upon the production pipeline for theatrical releases in the past and, to the extent they occur again, may impact movie production in the future. New collective bargaining agreements with labor unions may lead to increased costs to create content, which could cause studios to demand greater fees for the exhibition of their motion pictures, or further reduce the amount of future theatrical releases.

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

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2025, the carrying value of our corporate borrowings and finance lease liabilities were $4,038.5 million ($4,024.2 million aggregate principal amount) and $52.5 million, respectively. As of December 31, 2025, we also had approximately $4.0 billion of discounted rental payments under operating leases (with a weighted average remaining lease term of 7.7 years).

Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

●	we must use a substantial portion of our cash flows from operating activities to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we are exposed to fluctuations in interest rates because our term loans have variable rates of interest;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	there are significant constraints on our ability to incur additional debt; and
●	we may be more vulnerable to economic downturn and adverse developments in our business.

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

We have a significant amount of goodwill on our balance sheet as a result of acquisitions. As of December 31, 2025, goodwill recorded on our consolidated balance sheet totaled $2,416.1 million. If the market price of our Common Stock declines, if the fair value of our debt declines, or if other events or circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying value, all or a portion of our goodwill may be impaired in future periods.

We review long-lived assets, goodwill, indefinite-lived intangible assets and other intangible assets and theatre assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The review for goodwill compares the fair value for each of our reporting units to their associated carrying value. Factors that could lead to impairment of goodwill and intangible assets include adverse industry or economic trends, reduced estimates of future cash flows, and declines in the market price of our Common Stock or declines in the fair value of our debt. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance, including estimating the fair value of our corporate borrowings and finance lease liabilities. We may be required to record future charges to earnings during the period in which an impairment of goodwill or intangible assets is determined to exist. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recorded impairment of long-lived asset charges of $43.5 million, $72.3 million, and $106.9 million, respectively. The assets impaired during year 2025 included 47 theatres in the U.S. markets with 560 screens and 20 theatres in the International markets with 159 screens. We did not record any goodwill non-cash impairment charges during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 as we determined it was not more likely than not that the fair value of our reporting units was below their respective carrying values.

Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.

Implementation of our key strategic initiatives, including premium sight and sound, other upgrades to auditoriums, and food and beverage enhancements require significant capital expenditures. Our gross capital expenditures were approximately $246.1 million, $245.5 million, and $225.6 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. We estimate that our cash outflows for capital expenditures, net of lease incentives, will be approximately $175.0 million to $225.0 million for the year ending December 31, 2026 to maintain and enhance operations. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theatres. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We are currently not paying dividends and in the future may not generate sufficient cash flows or have sufficient restricted payment capacity under our Credit Agreement or the indentures governing our debt securities to pay dividends on our Common Stock.

We are currently not paying a cash dividend. We are only able to pay dividends from our available cash on hand and funds received from our subsidiaries. Our subsidiaries’ ability to make distributions to us will depend on their ability to generate substantial cash flows from operating activities. Our ability to pay dividends to our stockholders in the future is subject to the terms of our Credit Agreement (as defined herein) and the indentures governing our indebtedness. Our cash flows from operating activities and ability to comply with restricted payment covenants in our debt instruments will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, dividend payments are not mandatory or guaranteed, and our board of directors may determine not to resume the payment of dividends. We may not pay dividends as a result of the following additional factors, among others:

●	we are not legally or contractually required to pay dividends;
●	even if we determine to resume paying cash dividends, the actual amount of dividends distributed and the decision to make any distribution is entirely at the discretion of our board of directors and future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provisions of applicable law and other factors that our board of directors may deem relevant;
●	the inability to deduct all or significant portions of our interest expense for tax purposes, will ultimately increase the need to generate revenues to support our capital structure;
●	the amount of dividends distributed is and will be subject to contractual restrictions under the restrictive payment covenants contained in the Credit Agreement, the indentures governing our debt securities and the terms of any other outstanding or future indebtedness incurred by us or any of our subsidiaries; and
●	the amount of dividends distributed is subject to state law restrictions.

Operational Risks

Our business depends on motion picture production and performance and is subject to intense competition, including increases in alternative film delivery methods or other forms of entertainment.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. The most attended films are usually released during the summer and the calendar year-end holidays, making our business seasonal. We primarily license first–run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios and the duration of the exclusive theatrical release windows. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), a reduction in, or suspension of, the marketing efforts of the major motion picture studios, the choice by distributors to release fewer feature-length movies theatrically, the choice of distributors to release fewer feature-length films as a result of the additional financial burden imposed by tariffs, or the choice to release feature-length movies directly to video streaming or PVOD platforms, either in lieu of or on the same date as a theatrical release, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios and extension of the exclusive theatrical release windows, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. As movie studios rely on a smaller number of higher grossing “tent pole” films there may be increased pressure for higher film licensing fees. Our loyalty program and certain promotional pricing also may affect performance and increase the cost to license motion pictures relative to revenue for admission. In addition, a change in the type and breadth of movies offered by motion picture studios and the theatrical exclusive release window may adversely affect the demographic base of movie-goers.

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

Our theatres are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be multi–national circuits, national circuits, regional circuits or smaller independent exhibitors. Competition among theatre exhibition companies is often intense with respect to attracting patrons, terms for licensing of motion pictures, and securing or retaining desirable locations.

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

Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven movie studio distributors representing approximately 83% of our U.S. markets’ box office revenues in 2025 and five movie studio distributors representing approximately 76% of our International markets’ box office revenues in 2025, there is a high level of concentration and continued consolidation in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors, consolidation in the industry that reduces the supply of films available for theatrical release, or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres or if fewer films are produced due to consolidation in the industry, our operating results may be adversely affected.

Our results of operations will be impacted by shrinking theatrical exclusive release windows and other practices adopted by movie studies.

Over the last decade, the average theatrical exclusive release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available to consumers in-home, has decreased from approximately four months to approximately one-and-one half months or less. Additionally, certain movie studios have adopted strategies that have eliminated the theatrical exclusive release window completely. These practices have significantly impacted our revenues and are expected to continue to have an adverse impact on our business and results of operations going forward.

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

In an inflationary environment, depending on the market conditions in each region or country, we may be unable to raise the prices of our movie tickets or food and beverage products enough to keep up with the rate of inflation, which would reduce our profitability, and continued inflationary pressures could impact our business, financial condition, and results of operations.

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

We have incorporated and intend to continue to incorporate AI technologies, including generative AI (a subset of AI), into our operations. For example, we currently utilize AI to provide our guests better film recommendations and AI chatbots to improve customer service. We are currently using, and expanding, AI in optimizing and better securing internal software applications and certain marketing automation with plans to continue expansion across film booking and other business applications. As with many innovations, AI presents risks and challenges that could adversely impact our business. AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes, or may create content that appears correct but is inaccurate or flawed. If the recommendations, content, or analyses that AI applications produce are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to the use, development, and deployment of AI technologies. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. There can be no assurance that the measures we have taken to mitigate the potential risks related to AI, including but not limited to generative AI, will be sufficient. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Our implementation of AI technologies in guest experience and operations creates risk exposures that could impact our business performance.

We utilize AI systems for internal applications, automation routines, business processes, and through third-party provided services and products. These AI implementations expose us to several categories of risk.

AI systems may inadvertently generate content that infringes third-party intellectual property. The entertainment industry’s complex IP landscape creates heightened risks that AI-generated content could violate licensing agreements or copyright protections and/or require modifications to AI-usage that could limit revenue generation or AI-related operational efficiencies.

Evolving AI regulations may require significant modifications to our guest data usage, algorithmic decision-making processes, and usage of both internal and external AI capabilities. Long-term, it could impact our ability to fully optimize customer interaction systems, potentially impacting our ability to provide personalized guest experiences that drive attendance and food and beverage revenues.

Service disruptions could impair our guest experience systems during peak attendance periods, negatively impacting revenues and customer satisfaction.

Competitors with superior AI-driven guest experience capabilities, operational optimization, or marketing effectiveness could achieve competitive advantages that materially impact our market position in the highly competitive entertainment industry.

Regulatory Risks

General political, social and economic conditions can reduce our operating revenues and attendance.

Our success depends on general political, social, and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on food and beverage, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Geopolitical events, including the threat of regional war, terrorism or cyber-attacks, or widespread health emergencies, such as pandemics or epidemics, could cause people to avoid our theatres or other public places where large crowds are in attendance. Public health crises have in the past, and could in the future, have significant negative impacts on all aspects of our business. In addition, due to our concentration in certain markets, natural disasters such as hurricanes or earthquakes in those markets could adversely affect our overall results of operations.

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

As a result of our international operations, 23.6% of our revenues were derived from countries outside the United States for the year ended December 31, 2025. The success of our international operations is subject to risks that are beyond our control. Accordingly, our business is subject to risks associated with doing business internationally, including:

●	difficulties and costs of staffing and managing international operations among diverse geographies, languages and cultures;
●	the impact of regional or country-specific business cycles and economic instability;
●	the potential for political, social, or economic unrest, trade disputes, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine and other international conflicts, and adverse changes in political or economic relations with the United States;
●	fluctuations in foreign currency exchange rates which could lead to fluctuations in our reported results of operations or result in significant decreases in the value of our international investments as denominated in U.S. Dollars;
●	increased foreign interest rates, foreign exchange fees and other bank charges as a result of financing our foreign operations;
●	exposure to anti-corruption laws, including the Foreign Corrupt Practices Act and the U.K. Bribery Act, and export-control regulations and economic sanctions regulations, including those promulgated by the Office of Foreign Assets Control, United States Department of Treasury;
●	exposure to local economic conditions, labor and employment conditions, and local laws and regulations, including data privacy laws, tariffs, or other trade barriers;
●	difficulty in protecting our brand, reputation and intellectual property; and
●	restrictions on the ability to obtain or retain licenses required for operation.

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

From January 1, 2020 through February 18, 2026, the outstanding shares of our Common Stock have increased by 524,339,457 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, we held a special meeting of our stockholders and obtained the requisite stockholder approval for the certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse split at a ratio of one share of Common Stock for every ten shares of Common Stock (the “Charter Amendments”) and on August 14, 2023, we filed the amendment to our certificate of incorporation implementing the Charter Amendments, effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. In addition, as described below, on December 10, 2025, following approval by our stockholders at the Annual Meeting (as defined herein), we increased the total number of authorized shares of Common Stock from 550,000,000 to 1,100,000,000.

On July 22, 2024, the Company and certain of its subsidiaries consummated the 2024 Refinancing Transactions pursuant to which Muvico issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that were exchangeable into shares of Common Stock. On July 1, 2025, the Company and Muvico commenced the 2025 Refinancing Transactions pursuant to which the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. Subsequently, on July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of Existing Exchangeable Notes for Muvico’s New Exchangeable Notes on a dollar-for-dollar basis. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment under the New Exchangeable Notes.

As of December 31, 2025, approximately $111.6 million aggregate principal amount of Existing Exchangeable Notes were outstanding, including interest paid-in-kind in the form of additional Existing Exchangeable Notes (“PIK Notes”) to the holders thereof on December 15, 2025. If the outstanding Existing Exchangeable Notes were converted fully into shares of Common Stock as of December 31, 2025, they would be converted into an aggregate of approximately 22.3 million shares of Common Stock. If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock at maturity, and we were to elect to issue additional Existing Exchangeable Notes as PIK Notes on such outstanding Existing Exchangeable Notes and PIK Notes to the full extent permitted during the life of the Existing Exchangeable Notes (without regard to any limitations on our authorized share capital or on the conversion therein and giving effect to the changes in the applicable make-whole fee over the period), such Existing Exchangeable Notes (including PIK Notes) would be convertible at maturity into an aggregate of approximately 27.8 million shares of Common Stock.

At the Company’s 2025 Annual Meeting of Stockholders held on December 10, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 550,000,000 shares to 1,100,000,000 shares (the “Authorized Share Increase”), which additional shares may be used for at-the-market sales (subject to certain caps on usage of at-the-market sales for the six months following the Annual Meeting pursuant to the terms of the indenture governing the New Exchangeable Notes), exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Accordingly, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle conversion of the Existing Exchangeable Notes, including any PIK Notes, to settle conversions of the New Exchangeable Notes, or for other purposes. In addition, in connection with the Authorized Share Increase, the New Exchangeable Notes have become exchangeable, and depending on the stock price fixed for exchange, we expect to reserve between 77.1 million and 141.4 million shares of Common Stock to be exchanged for the New Exchangeable Notes. Furthermore, in connection with the 2025 Refinancing Transactions and the issuance of the New Exchangeable Notes, we agreed to pay a consent fee to Consenting Existing Exchangeable Noteholders, in the form of $15.0 million payable in shares of Common Stock, based on a price determined based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025. Additionally, as consent fees for amending the respective indentures to provide us with greater flexibility to refinance our capital structure, we agreed to pay fees to (i) consenting holders of the New Exchangeable Notes and (ii) consenting holders of Muvico’s Senior Secured Notes due 2029 of $6.25 million and $18.9 million, respectively. The consent fees are payable in shares of our Common Stock and the number of shares to be issued will be based on the average of the daily volume-weighted average price of shares of our Common Stock for the sixty consecutive trading days commencing December 22, 2025 for the New Exchangeable Noteholders and the thirty consecutive trading days commencing January 29, 2026 for the consenting Muvico Senior Secured Noteholders.

As of February 18, 2026, there were 529,547,465 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock, including Common Stock having an aggregate offering price up to $150,000,000 sold pursuant to the prospectus supplement we filed with the SEC on February 9, 2026. In addition, as described above, shares of Common Stock may be used to settle exchanges of the Existing Exchangeable Notes and New Exchangeable Notes, including any additional Existing Exchangeable Notes or New Exchangeable Notes or interest paid in-kind by issuing Existing Exchangeable Notes or New Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our current and legacy equity compensation programs results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

We have approximately 246,368,357 authorized shares of Common Stock that have not been issued or reserved for issuance in connection with our employee plans or conversion under our Existing Exchangeable Notes and New Exchangeable Notes. As a result, we may in the future seek to obtain the requisite stockholder approval for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. These future issuances may be dilutive and may result in a decline in the market price of our Common Stock. The remaining authorized shares assume that no additional PIK interest is paid on the Existing Exchangeable Notes, that the shares reserved for the New Exchangeable Notes are issued at the Unadjusted Exchange Price (as defined in the indenture governing the New Exchangeable Notes) of $1.50, that the shares to be issued with the consent fees payable to the Consenting Existing Exchangeable Noteholders and consenting holders of the New Exchangeable Notes are issued at an assumed price of $1.24, representing the closing sales price of our Common Stock on February 18, 2026, and that the consent fees payable to consenting Muvico Senior Secured Noteholders are issued at an assumed price of $1.25, representing the floor price. Actual share issuances will vary based on changes in the market price of our Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2025 through February 19, 2026, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $1.21 per share on February 19, 2026 to an intra-day high of $4.13 on January 7, 2025. The last reported sale price of our Common Stock on the NYSE on February 19, 2026 was $1.22 per share. During 2025 through February 19, 2026, daily trading volume ranged from approximately 4,237,100 to 72,240,900 shares.

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

Future increases or decreases in the market price of our Common Stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
●	restrictions on our ability to pay dividends or other distributions;
●	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
●	changes in market valuations of similar companies;
●	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
●	additions or departures of key personnel;
●	actions by institutional or significant stockholders;
●	short interest in our securities and the market response to such short interest;
●	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
●	speculation in the press or investment community about our company or industry;
●	strategic actions by us or our competitors, such as acquisitions or other investments;
●	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service;
●	strategic actions taken by motion picture studios such as the shuffling of film release dates;
●	investigations, proceedings, or litigation that involve or affect us;
●	ongoing impacts upon the industry resulting from the COVID-19 pandemic;
●	the occurrence of any of the other risk factors included or incorporated by reference in this Annual Report on Form 10-K; and
●	general market and economic conditions.

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

Some of our retail investors have referred to themselves as “Apes” on social media and in other forums. Self-proclaimed “Apes” are widely viewed as playing a significant role in the market dynamics that have resulted in substantial increases and volatility in the market price of our Common Stock and other so-called “meme” stocks. See “Risk Factors—Risk Related to our Share Issuances—The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.” While AMC and its management have actively sought to foster positive relationships with its significant retail stockholder base as the owners of AMC, and while AMC’s retail stockholder base has been credited favorably with assisting AMC in raising significant capital in the past, there is no guarantee that AMC will be able to continue to benefit from support from its retail stockholder base in the future. Negative investor sentiment could have a material adverse impact on the market price of our Common Stock.

Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in this Annual Report on Form 10-K, the definitive Proxy Statement on Schedule 14A filed on October 24, 2025, the prospectus supplement filed February 9, 2026, the accompanying prospectus or any applicable free writing prospectus or incorporated documents filed with the SEC in determining whether to purchase our shares of Common Stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock which could cause losses to your investments.

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

Our issuance of shares of preferred stock could delay or prevent a change of control of our company. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 50,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares. As of February 18, 2026, 50,000,000 shares of preferred stock are authorized and available for issuance.

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

An issuance of preferred stock could dilute the voting power of holders of our Common Stock and adversely affect the market value of our Common Stock.

The issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

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

The Company has also implemented technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, access controls, and vulnerability and patch management. The Company also makes ongoing strategic investments to address cybersecurity risks, including maintaining insurance coverage to mitigate the potential financial consequences of cybersecurity incidents.

Risk Management Personnel

The Company’s senior IT leadership, comprised of the Chief Information Officers of both AMC and Odeon, and IT cybersecurity teams have the primary responsibility for assessing, monitoring, and managing, our cybersecurity programs. The Company’s senior IT leadership bring over fifty years of combined IT experience to their roles. Each member of the Company’s IT cybersecurity leadership team, comprised of the AMC Director Cybersecurity, the Odeon Group Head of Cyber, Risk and Operations and the AMC SVP & Chief Information Officer, brings 20+ years of IT experience. The Company regularly invests in training for these teams, and key leadership positions hold Certified Information Systems Security Professional certifications. Our senior IT leadership and IT cybersecurity team, with input as appropriate from the Security Committees, oversee our governance programs, tests our compliance with standards, remediate known risks, and direct employee training.

Monitoring Cybersecurity Incidents

The Security Committees are continually informed about the latest developments in cybersecurity, including potential threats and risk management techniques. The Security Committees, and in particular senior IT leadership, IT cybersecurity and internal audit members serving on the Security Committees, implement and oversee processes for the regular monitoring of our information systems. The Company follows the National Institute of Standards and Technology framework to design and implement security processes, tools and procedures, and regular system audits identify and lead to prompt remediation of potential vulnerabilities. In the event of a cybersecurity incident, senior IT leadership and the Security Committees are equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact, internal and external communication plans, and notification requirements.

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

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding non-consolidated joint ventures and managed theatres, as of December 31, 2025:

Property Holding Classification	Theatres	Screens
Owned	33	334
Leased	758	8,989
Total	791	9,323

We lease our corporate headquarters in Leawood, Kansas. We believe our facilities are currently adequate for our operations.

Please refer to Narrative Description of Business under Part I, Item 1 of this Annual Report on Form 10-K for the geographic locations of our theatrical exhibition circuit as of December 31, 2025. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 3. Legal Proceedings.

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of In re AMC Entertainment Holdings, Inc. Stockholder Litigation No. 2023-0215-MTZ (Del. Ch.), including the settlement payment. The insurance recovery action is captioned AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC seeks up to $80 million in coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022 through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action has paid its full $5.0 million limit. The Company has previously reached confidential settlement agreements with all but one insurer in the Coverage Action.

The remaining insurer contested whether it owed coverage for the settlement payment, claiming it does not constitute a “Loss” under its insurance policy (the “Loss Defense”). On February 28, 2025, the court denied a motion for summary judgment by the remaining insurer in the Coverage Action. Additionally, the court partially granted the Company’s motion for summary judgment, ruling that the settlement payment constituted a covered loss, but that genuine issues of material fact existed for trial regarding whether AMC complied with the consent provisions of the Policies in connection with the settlement payment (the “Consent Defense”). Subsequently, pursuant to a joint stipulated order entered by the court on March 9, 2025, the remaining insurer withdrew its Consent Defense (but preserved its Loss Defense for appeal) and on April 9, 2025, the court entered a final judgment in favor of the Company in the amount of $5.0 million plus pre-judgment interest of $0.7 million. On May 8, 2025, the insurer filed a notice of appeal to the Supreme Court of the State of Delaware. On December 9, 2025, the Supreme Court of the State of Delaware affirmed the Superior Court’s decision in favor of the Company. Shortly thereafter, the remaining insurer paid the Company its full limits, plus pre- and post-judgment interest.

AMC also has claims for coverage from additional insurers, however, those insurers’ policies contain mandatory arbitration provisions, so they were not included in the Coverage Action. On January 24, 2025, the Company sent a notice of arbitration to the four remaining insurers with mandatory arbitration provisions on the same grounds as the Coverage Action (the “Coverage Arbitration”).

On October 31, 2025, a purported securities class action captioned Simons v. AMC Entertainment Holdings, Inc., No. 1:25-cv-09042-JLR, was filed by a purported former holder of AMC Preferred Equity Units against the Company in the United States District Court for the Southern District of New York. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by the Company during the period from August 18, 2022 to November 1, 2023 concerning the conversion of the AMC Preferred Equity Units. The complaint alleges damages of at least $178 million, plus pre-judgment interest. The Company intends to defend the action vigorously.

On December 5, 2025, an action captioned Masoner v. AMC Entertainment Holdings, Inc. et al., No. N25C-12-022 was filed by two purported AMC stockholders against the Company, Adam Aron, and unspecified members of the Company’s board of directors in the Superior Court of the State of Delaware. The complaint asserts claims for, among other things, fraud, fraud on the court, breach of fiduciary duty, unjust enrichment, and conspiracy based on the 2023 settlement of the action captioned In re AMC Entertainment Holdings, Inc. Stockholder Litigation No. 2023-0215-MTZ (Del. Ch.). Plaintiffs seek, among other things, monetary damages of approximately $4.2 million, disgorgement of approximately $18 million, declaratory relief, equitable relief, and injunctive relief. Defendants intend to defend the action vigorously.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common equity consists of Common Stock. Our Common Stock has traded on the NYSE since December 18, 2013 under the symbol “AMC”.

Holders of Shares

As of February 18, 2026, there were 529,547,465 shares of our Common Stock outstanding. Of those outstanding shares, approximately 2.0 million shares (or 0.4%) were held by 14,021 registered holders with our transfer agent and approximately 527.5 (or 99.6%) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation, commonly referred to as held in “street name” for beneficial holders owning shares through bank or brokerage accounts.

Dividend Policy

The payment of future dividends is subject to the Board’s discretion and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries. Their ability to make any payments to us will depend upon many factors, including our operating results, cash flows, and the indentures governing our debt securities. The declaration and payment of any future dividends will be at the sole discretion of the Board after taking into account various factors, including legal requirements, our subsidiaries’ ability to make payments to us, our financial condition, operating results, cash flow from operating activities, available cash and current and anticipated cash needs. See the Liquidity and Capital Resources section of Part II, Item 7 of this Form 10-K for further information regarding the dividend restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

Except as reported in Item 3.02 of our Current Reports on Form 8-K filed with the SEC on July 1, 2025, July 25, 2025, and December 22, 2025 all of which are incorporated by reference into this Annual Report on Form 10-K, there were no sales of unregistered securities during the fiscal year ended December 31, 2025.

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

The following stock performance graph compares, for the period December 31, 2020 through December 31, 2025, the cumulative total stockholder returns for AMC’s Common Stock, the Standard & Poor’s Corporation Composite 500 Index and a self-determined peer group consisting of Cinemark Holdings, Inc. (CNK) and IMAX Corporation (IMAX). Measurement points are the last trading day for each month ended December 31, 2020 through December 31, 2025. The graph assumes that $100.00 was invested on December 31, 2020 in our Common Stock and in our peer group and in the Standard & Poor’s Corporation Composite 500 Index and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMC Entertainment Holdings, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on December 31, 2020 in stock or in index, including reinvestment of dividends. Historical AMC share prices were adjusted by LSEG to reflect the impact of the Special Dividend paid on August 19, 2022 and the reverse stock split on August 24, 2023. Fiscal year ended December 31.

	12/20	3/21	6/21	9/21	12/21
AMC Entertainment Holdings, Inc.	100.00	481.60	2,673.58	1,795.28	1,283.02
S&P 500	100.00	106.17	115.25	115.92	128.71
Peer Group	100.00	115.30	123.77	108.63	94.75

		3/22	6/22	9/22	12/22
AMC Entertainment Holdings, Inc.		1,162.26	639.15	535.19	312.51
S&P 500		122.79	103.02	97.99	105.40
Peer Group		101.20	88.78	72.48	60.06

		3/23	6/23	9/23	12/23
AMC Entertainment Holdings, Inc.		384.69	337.85	69.53	53.26
S&P 500		113.30	123.20	119.17	133.10
Peer Group		92.01	94.86	106.25	81.91

		3/24	6/24	9/24	12/24
AMC Entertainment Holdings, Inc.		32.37	43.34	39.60	34.63
S&P 500		147.15	153.46	162.49	166.40
Peer Group		99.20	114.71	145.85	167.06

		3/25	6/25	9/25	12/25
AMC Entertainment Holdings, Inc.		24.98	26.98	25.24	13.58
S&P 500		159.30	176.73	191.08	196.16
Peer Group		144.49	168.36	169.01	158.35

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of December 31, 2025 we operated in 11 countries including the United States and throughout Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of December 31, 2025, we owned, operated or had interests in 855 theatres and 9,640 screens.

Significant Events—For the Year Ended December 31, 2025

2025 Debt Refinancing and Additional Share Authorization. During the year ended December 31, 2025, we completed a series of refinancing transactions with certain holders of our Existing 7.5% Notes, certain holders of the Existing Exchangeable Notes, and certain lenders of our term loans outstanding under our credit agreement. Additionally, at the 2025 Annual Meeting of Stockholders held on December 10, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of the Company’s Common Stock from 550,000,000 to 1,100,000,000 shares of Common Stock. The increase in authorized shares allows for, among other things, the potential conversion of the Company’s New Exchangeable Notes that were issued as part of the refinancing transactions. See Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding these transactions.

NCM ESA Amendment. On April 17, 2025, NCM (as defined herein) entered into the Amended ESA (as defined herein) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. We treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, we have allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. Concurrently with entering into the Amended ESA, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Shares Issuances. During the year ended December 31, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock.

Additionally, during the year ended December 31, 2025, we issued shares of Common Stock through an “at-the-market” offering. The below table summarizes the activity of the “at-the-market offering”:

(In millions)	December 31, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

See Note 8—Stockholders’ Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information on the share issuances.

Significant Events—For the Year Ended December 31, 2024

Debt Repurchases and Exchanges. The table below summarizes the various cash debt repurchase transactions, debt for equity exchange transactions, and cash and debt for equity exchange transactions that occurred during the year ended December 31, 2024. The debt for equity transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. See Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information on these transactions.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased/Exchanged	Exchanged	Cost	Extinguishment	Paid/Exchanged
Cash debt repurchase transactions:
5.75% Senior Subordinated Notes due 2025	$8.9	—	$8.6	$(0.3)	$0.1
Second Lien Notes due 2026	50.0	—	50.5	(4.4)	1.4
Total cash debt repurchase transactions	58.9	—	59.1	(4.7)	1.5
Debt for equity exchange transactions:
5.75% Senior Subordinated Notes due 2025	36.7	9,017,297	39.8	3.2	0.8
Second Lien Notes due 2026	224.1	35,062,835	157.2	(93.1)	8.3
Total debt for equity exchange transactions	260.8	44,080,132	197.0	(89.9)	9.1
Cash and debt for equity exchange transactions:
5.75% Senior Subordinated Notes due 2025	8.6	447,829	8.4	(0.2)	0.1
5.875% Senior Subordinated Notes due 2026	9.6	432,777	8.1	(1.3)	0.2
Second Lien Notes due 2026	45.0	2,693,717	45.5	(4.0)	1.2
Total cash and debt for equity exchange transactions	63.2	3,574,323	62.0	(5.5)	1.5
Total debt repurchases and exchanges	$382.9	47,654,455	$318.1	$(100.1)	$12.1

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

Additionally, we entered into forward transactions to sell 30.0 million shares of our Common Stock. During December 2024, we were paid $0.01 per share for the par value of the forward shares totaling $0.3 million. See Note 8—Stockholder’s Deficit in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

2024 Refinancing Transactions. During the year ended December 31, 2024, we completed a series of transactions to refinance $1,895.0 million aggregate principal amount of our senior secured term loans maturing in 2026 (“Term Loans due 2026”) and $518.6 million of our Second Lien Notes. As part of the transactions, we issued $2,024.3 million aggregate principal amount of the New Term Loans (as defined herein) and $414.4 million aggregate principal of Existing Exchangeable Notes. The repurchases of the Second Lien Notes were accounted for as extinguishments and resulted in a loss on extinguishment of $61.2 million. See the Liquidity and Capital Resources section below and Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information on these transactions.

Special Awards. On February 22, 2024, the compensation committee of AMC’s Board approved modification of the performance goals applicable to all 2023 Tranche Year PSU awards. This was accounted for as a modification to the 2023 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved for both targets. This modification resulted in the immediate additional vesting of 478,055 2023 Tranche Year PSUs (21,829 cash settled units and 456,226 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the year ended December 31, 2024, the Company recognized $2.1 million of stock compensation expense related to these awards.

Significant Events—For the Year Ended December 31, 2023

For a discussion of significant events for the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, which is incorporated herein by reference.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. We have identified several policies as being critical because they require management to make particularly difficult, subjective and complex judgments about matters that are inherently uncertain, and there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions.

All of our significant accounting policies are discussed in Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Long-lived Assets Impairments. We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Critical estimates. There are many estimates and significant judgments that are made by management in performing impairment evaluations of long-lived assets, including but not limited to, estimates of future attendance, revenues, operating costs and expenses, capital expenditures, and the cost of capital. These estimates determine whether impairments have been incurred and quantify the amount of any related impairment charge.

Assumptions and judgment. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience. These assumptions and judgments can significantly affect the cash flow estimates and appropriate discount rates to be used in determining the fair value of long-lived assets.

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

If we are required to record an impairment charge it may substantially reduce the carrying value of our assets and reduce our income in the year in which it is recorded. Given the nature of our business and our recent history, business conditions that are constantly changing, and the competitive business environment in which we operate future impairments are possible and they may be material.

Our Current Long-lived Asset Impairment Related Estimates and Changes in those Estimates. During the year ended December 31, 2025, we recorded non-cash impairment charges related to our long-lived assets of $28.0 million on 47 theatres in the U.S. markets with 560 screens which were related to property, net and operating lease right-of-use assets, net and $15.5 million on 20 theatres in the International markets with 159 screens which were related to property, net and operating lease right-of-use assets, net. A hypothetical 10% decline in the fair value of the asset groups would have resulted in approximately $5.4 million of additional impairment charges.

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

At December 31, 2025, estimated cash flows were discounted at 9.5% for the Domestic Theatres and 10.5% for the International Theatres. At December 31, 2024, estimated cash flows were discounted at 9.0% for the Domestic Theatres and 10.5% for the International Theatres. At December 31, 2023, estimated cash flows were discounted at 9.0% for the Domestic Theatres and 11.0% for the International Theatres.

Goodwill. We evaluate the goodwill recorded at our two reporting units (Domestic Theatres and International Theatres) for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. Under ASC Topic 350, Goodwill, Intangibles and Other, we can elect to perform a qualitative or quantitative impairment assessment of our goodwill. Under the quantitative goodwill impairment analysis, if the estimated fair value of a reporting unit is less than its carrying value, the difference is recorded as a goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit. Under the qualitative assessment, entities consider a variety of factors to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

We have elected to perform the optional qualitative assessment during the years ended December 31, 2025, 2024, and 2023. Inherent in the qualitative assessment is an estimated impact on each reporting unit’s fair value that events and circumstances might have had and whether or not that impact would have likely reduced the fair value below the reporting units carrying value. Such events and circumstances include, but are not limited to, industry and market conditions, expected cost pressures, expected financial performance, and general macroeconomic conditions.

Additionally, the estimated fair value of our debt and equity at the consolidated level may be a relevant factor in determining whether it is more likely than not that goodwill is impaired.

Estimating the impact of the general macroeconomic conditions, potential cost pressures, and future industry and market conditions requires significant judgment. We must make assumptions around how much weight should be given to each event and circumstance in order to make an overall qualitative assessment on whether it is more likely than not that goodwill is impaired. The estimated fair value of our debt at the consolidated level is based on observable market based inputs and the estimated fair value of our equity is based on quoted prices in active markets.

Based on our qualitative assessments for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we do not believe it is more likely than not that the goodwill of our reporting units is impaired.

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

Critical estimates. The critical estimates used in determining the fair value of the bifurcated embedded derivatives are discussed by host instrument below:

Existing Exchangeable Notes. Our valuation studies use binomial lattice models and are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the Existing Exchangeable Notes. The significant inputs used to value the derivative include the share price of our Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The volatility of our Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the Existing Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

New Exchangeable Notes. Our valuation studies use a combination of Monte Carlo simulations, binomial lattice models, and discounted cash flow models. The models are based on significant inputs not observable in the market and thus represent level 3 measurements within the fair value measurement hierarchy. The Monte Carlo simulations use repeated random sampling to simulate a wide range of possible outcomes. The binomial lattice approach consists of simulated Common Stock prices from the valuation date to the maturity of the New Exchangeable Notes. The significant inputs used to value the derivative include the share price of our Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, discount yield, and the probability of the required shareholder approval. The volatility of our Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the New Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

Assumptions and judgment. Selecting the appropriate method and model to use in the valuation of the bifurcated embedded derivatives associated with the Existing Exchangeable Notes and New Exchangeable Notes requires judgment and careful consideration of the common valuation practice for similar instruments. Selection of significant assumptions such as volatility and the discount yield also requires judgment and both inputs exhibit a greater degree of subjectivity than more observable inputs such as the risk-free rate.

Impact if actual results differ from assumptions. If actual results differ from assumptions, the value of the bifurcated embedded derivatives could be overstated or understated which could increase or decrease net earnings by a material amount.

Our Current Estimates and Changes in those Estimates. During the years ended December 31, 2025 and December 31, 2024, we recorded other (income) related to changes in the estimated fair value of the bifurcated embedded derivatives of our Existing Exchangeable Notes of $(56.7) million and $(75.8) million, respectively. During the year ended December 31, 2025, we recorded other expense related to changes in the estimated fair value of the bifurcated embedded derivatives of our New Exchangeable Notes of $19.3 million. A hypothetical 10% increase in the fair value of the derivatives would have resulted in an increase of other expense of approximately $14.5 million for the year ended December 31, 2025. Similarly, a hypothetical 10% decrease in the fair value of the derivatives would have resulted in a decrease to other expense of approximately $14.5 million for the year ended December 31, 2025. We expect there will be future changes in the fair value of our derivatives and that the related amounts recorded as income or expense may be material. See Note 7—Corporate Borrowings and Finance Lease Liabilities and Note 10—Fair Value Measurements in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses attributable to our theatrical exhibition operations and segment operating results. Reference is made to Note 11—Segment Reporting in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information therein:

	U.S. Markets			International Markets			Consolidated
	Year Ended			Year Ended			Year Ended
	December 31,			December 31,			December 31,
(In millions)	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Revenues
Admissions	$1,992.0	$1,916.7	3.9%	$660.8	$643.8	2.6%	$2,652.8	$2,560.5	3.6%
Food and beverage	1,335.5	1,301.6	2.6%	335.8	323.3	3.9%	1,671.3	1,624.9	2.9%
Other theatre	378.6	325.9	16.2%	146.2	125.9	16.1%	524.8	451.8	16.2%
Total revenues	3,706.1	3,544.2	4.6%	1,142.8	1,093.0	4.6%	4,848.9	4,637.2	4.6%
Operating Costs and Expenses
Film exhibition costs	1,020.5	988.8	3.2%	254.7	250.4	1.7%	1,275.2	1,239.2	2.9%
Food and beverage costs	241.2	225.7	6.9%	85.8	79.9	7.4%	327.0	305.6	7.0%
Operating expense, excluding depreciation and amortization below	1,327.1	1,252.1	6.0%	458.9	427.3	7.4%	1,786.0	1,679.4	6.3%
Rent	650.1	649.9	0.0%	237.2	223.7	6.0%	887.3	873.6	1.6%
General and administrative expense:
Merger, acquisition and other costs	3.6	0.1	* %	—	—	NA %	3.6	0.1	* %
Other, excluding depreciation and amortization below	144.1	150.6	(4.3)%	86.2	76.2	13.1%	230.3	226.8	1.5%
Depreciation and amortization	239.1	247.5	(3.4)%	74.3	72.0	3.2%	313.4	319.5	(1.9)%
Impairment of long-lived assets	28.0	51.9	(46.1)%	15.5	20.4	(24.0)%	43.5	72.3	(39.8)%
Operating costs and expenses	3,653.7	3,566.6	2.4%	1,212.6	1,149.9	5.5%	4,866.3	4,716.5	3.2%
Operating income (loss)	52.4	(22.4)	* %	(69.8)	(56.9)	22.7%	(17.4)	(79.3)	(78.1)%
Other expense, net:
Other expense (income)	153.5	(124.4)	* %	(41.1)	(31.8)	29.2%	112.4	(156.2)	* %
Interest expense:
Corporate borrowings	398.6	341.9	16.6%	60.9	59.9	1.7%	459.5	401.8	14.4%
Finance lease obligations	—	0.1	(100.0)%	6.0	5.3	13.2%	6.0	5.4	11.1%
Non-cash NCM exhibitor service agreement	64.7	36.5	77.3%	—	—	NA %	64.7	36.5	77.3%
Investment income	(31.0)	(14.0)	* %	(1.1)	(2.3)	(52.2)%	(32.1)	(16.3)	96.9%
Total other expense, net	585.8	240.1	* %	24.7	31.1	(20.6)%	610.5	271.2	* %
Loss before income taxes	(533.4)	(262.5)	* %	(94.5)	(88.0)	7.4%	(627.9)	(350.5)	79.1%
Income tax provision	2.7	—	NA %	1.8	2.1	(14.3)%	4.5	2.1	* %
Net loss	$(536.1)	$(262.5)	* %	$(96.3)	$(90.1)	6.9%	$(632.4)	$(352.6)	79.4%

*Percentage change in excess of 100%.

	U.S. Markets		International Markets		Consolidated
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024
Operating Data:
Screen additions	—	—	—	13	—	13
Screen acquisitions	16	—	20	9	36	9
Screen dispositions	128	185	71	78	199	263
Screen construction openings (closures), net	(1)	1	6	(21)	5	(20)
Average screens (1)	7,057	7,206	2,318	2,376	9,375	9,582
Number of screens operated	7,072	7,185	2,568	2,613	9,640	9,798
Number of theatres operated	533	544	322	327	855	871
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	155,810	156,866	63,602	67,289	219,412	224,155

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our definition of Adjusted EBITDA and adjustments made to net earnings (loss) to calculate it are broadly consistent with how Adjusted EBITDA is defined and calculated in the Company’s debt indentures.

The following tables set forth our Adjusted EBITDA by reportable segment and our reconciliation of Adjusted EBITDA:

	Year Ended
Adjusted EBITDA (In millions)	December 31, 2025	December 31, 2024
U.S. markets	$346.0	$301.5
International markets	41.5	42.4
Total Adjusted EBITDA	$387.5	$343.9

	Year Ended
(In millions)	December 31, 2025	December 31, 2024
Net loss	$(632.4)	$(352.6)
Plus:
Income tax provision (1)	4.5	2.1
Interest expense	530.2	443.7
Depreciation and amortization	313.4	319.5
Impairment of long-lived assets (2)	43.5	72.3
Certain operating expense (3)	14.6	5.4
Equity in earnings of non-consolidated entities (4)	(6.8)	(12.4)
Attributable EBITDA (5)	2.3	1.9
Investment income (6)	(32.1)	(16.3)
Other expense (income) (7)	129.8	(141.8)
Merger, acquisition and other costs (8)	3.6	0.1
Stock-based compensation expense (9)	16.9	22.0
Adjusted EBITDA	$387.5	$343.9

(1)	For information regarding the income tax provision, see Note 9—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(2)	During the year ended December 31, 2025, we recorded non-cash impairment charges related to our long-lived assets of $28.0 million on 47 theatres in the U.S. markets with 560 screens which were related to property, net and operating lease right-of-use assets, net and $15.5 million on 20 theatres in the International markets with 159 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or are non-operating in nature.

(4)	Equity in earnings of non-consolidated entities during the year ended December 31, 2025, primarily consisted of equity in earnings from AC JV, LLC (“AC JV”) of $(4.8) million. Equity in earnings of non-consolidated entities during the year ended December 31, 2024, primarily consisted of equity in earnings from AC JV of $(10.0) million.
(5)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Year Ended
(In millions)	December 31, 2025	December 31, 2024
Equity in (earnings) of non-consolidated entities	$(6.8)	$(12.4)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(5.7)	(11.5)
Equity in earnings of International theatre joint ventures	1.1	0.9
Income tax provision	0.1	—
Investment income	(0.5)	(0.4)
Interest expense	0.2	0.1
Depreciation and amortization	1.4	1.3
Attributable EBITDA	$2.3	$1.9

(6)	Investment income during the year ended December 31, 2025, includes interest income of $(8.0) million and realized and unrealized gains on our investments in Hycroft Mining Holding Corporation (“Hycroft”) of $(34.4) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

Investment income during the year ended December 31, 2024, includes interest income of $(19.2) million, partially offset by unrealized losses on our investments in Hycroft of $2.9 million.

(7)	Other expense during the year ended December 31, 2025, includes net losses on debt extinguishments of $196.0 million, an increase in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $19.3 million, and term loan modification third party fees of $3.1 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(56.7) million, foreign currency transaction gains of $(28.1) million, and shareholder litigation recoveries of $(3.8) million.

Other income for the year ended December 31, 2024, includes a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(75.8) million, shareholder litigation recoveries of $(40.2) million, net gains on debt extinguishments of $(38.9) million, and a vendor dispute settlement of $(36.2) million, partially offset by term loan modification third party fees of $42.3 million and foreign currency transaction losses of $7.0 million.

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

During the year ended December 31, 2025, Adjusted EBITDA in the U.S. markets was $346.0 million compared to $301.5 million during the year ended December 31, 2024. The year-over-year improvement was primarily driven by increases in average ticket price, food and beverage per patron, other revenues including advertising income due to the Amended ESA, income from ticket fees due to the increase in the percentage of guests paying ticket fees, retail food and beverage income, retail merchandise income, co-brand credit card revenue, distribution revenue, and the decrease in film exhibition cost percentage. These improvements were partially offset by increases in operating expenses including salaries and wages expense, utilities expense, computer maintenance costs, retail merchandise costs, premium format expense, decreases in attendance, and the increase in food and beverage cost percentage.

During the year ended December 31, 2025, Adjusted EBITDA in the International markets was $41.5 million compared to $42.4 million during the year ended December 31, 2024. The year-over-year decline was primarily driven by increases in operating expenses including salaries and wages expense and utilities expense, increases in rent expense, increases in general and administrative: other expenses, decreases in attendance, and increases in food and beverage cost percentage. These declines were partially offset by increases in average ticket prices, food and beverage per patron, other revenues including income from expirations of package tickets and gift cards, retail merchandise income, the decrease in film exhibition cost percentage and the increase in foreign currency translation rates.

During the year ended December 31, 2025, Adjusted EBITDA in the U.S. markets and International markets was $387.5 million compared to $343.9 million during the year ended December 31, 2024, driven by the aforementioned factors impacting Adjusted EBITDA.

Segment Information

Our historical results of operations for the years ended December 31, 2025 and December 31, 2024 reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

Consolidated Results of Operations

Revenues. Total revenues increased $211.7 million, or 4.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Admissions revenues increased $92.3 million, or 3.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a 5.9% increase in average ticket price and increase in our market share in our U.S. markets, partially offset by a decrease in attendance of 2.1% from 224.2 million patrons to 219.4 million patrons. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D, IMAX and other PLF screens and increases in foreign currency translation rates. Attendance decreased in U.S. and International markets due to the popularity of film product compared to the prior year. In our U.S. markets the market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix. The availability and popularity of film product released during the year ended December 31, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023.

Food and beverage revenues increased $46.4 million, or 2.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in food and beverage per patron, partially offset by a decrease in attendance. Food and beverage per patron increased 5.1% from $7.25 to $7.62 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $73.0 million, or 16.2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in advertising income, income from ticket fees due to the increase in the percentage of guests paying ticket fees, increases in income from expirations of package tickets in our International markets, retail food and beverage income, retail merchandise income, co-brand credit card revenue, distribution revenue, and increases in foreign currency translation rates. As a result of our Amended ESA, advertising income increased from the prior year by $15.6 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 2—Revenue Recognition in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $149.8 million, or 3.2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Film exhibition costs increased $36.0 million, or 2.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in admissions revenue due to the factors discussed above, partially offset by lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 48.1% for the year ended December 31, 2025, compared to 48.4% for the year ended December 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in U.S. and International markets in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $21.4 million, or 7.0%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 19.6% for the year ended December 31, 2025, compared to 18.8% for the year ended December 31, 2024.

Operating expense increased by $106.6 million, or 6.3%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating expense was primarily due to increases in salaries and wages expense, utilities expense, computer maintenance costs, retail merchandise costs, premium format expense, losses on disposition of assets and the increase in foreign currency translation rates. As a percentage of revenues, operating expense was 36.8% for the year ended December 31, 2025, compared to 36.2% for the year ended December 31, 2024. The increase in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases. Rent expense increased $13.7 million, or 1.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 2.2%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.6 million during the year ended December 31, 2025, compared to $0.1 million during the year ended December 31, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $3.5 million, or 1.5%, during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual industry box office indexed targets in the current year compared to the prior year and increases in foreign currency translation rates, partially offset by declines in stock-based compensation expense due to lower than expected annual performance compared to annual unindexed targets in the current year compared to the prior year, lower insurance costs and lower legal costs.

Depreciation and amortization. Depreciation and amortization decreased $6.1 million, or 1.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024, partially offset by increases in foreign currency translation rates.

Impairment of long-lived assets. During the year ended December 31, 2025, we recognized non-cash impairment losses of $ $28.0 million on 47 theatres in the U.S. markets with 560 screens (in Alabama, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin) and $15.5 million on 20 theatres in the International markets with 159 screens (in Germany, Italy, Spain, Sweden, and the United Kingdom), which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2024, we recognized non-cash impairment losses of $51.9 million on 39 theatres in the U.S. markets with 469 screens (in Alabama, California, Florida, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, Pennsylvania, Texas, Virginia, and Washington) and $20.4 million on 23 theatres in the International markets with 188 screens (in Germany, Italy, Spain, and the United Kingdom), which were related to property, net and operating lease right-of-use assets, net.

Other expense (income). Other expense of $112.4 million during the year ended December 31, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes, $19.3 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, and $3.1 million in term loan modification third party fees, partially offset by $(56.7) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(28.1) million in foreign currency transaction gains, $(10.8) million of governmental assistance, $(6.8) million of equity in earnings of non-consolidated entities and $(6.6) million of gain on the extinguishment of our Second Lien Notes. Other income of $(156.2) million during the year ended December 31, 2024, was primarily due to $(75.8) million of income related to the decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, a gain on extinguishment of debt of $(40.3) million related to the redemption of $837.7 million aggregate principal amount of the Second Lien Notes, $(40.2) million of recoveries related to shareholder litigation, the favorable settlement of a vendor dispute of $(36.2) million, $(12.4) million of equity in earnings of non-consolidated entities, and $(3.6) million of other settlement proceeds, partially offset by $42.3 million of third party costs related to the modification of the Term Loans due 2026 and $7.0 million of foreign currency transaction losses. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the components of other expense (income).

Interest expense. Interest expense increased $86.5 million to $530.2 million for the year ended December 31, 2025 compared to $443.7 million during the year ended December 31, 2024 primarily due to increased interest expense of $51.4 million on the New 2029 Notes issued on July 24, 2025, $36.8 million on the New Term Loans compared to the Term Loans due 2026, $28.2 million related to higher discount rates on the significant financing component of the Amended ESA, $9.3 million on the Existing Exchangeable Notes issued on July 22, 2024, $8.8 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $23.1 million on the Second Lien Notes due to redemptions of the remaining principal balances, $19.7 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $4.0 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances, and $1.5 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 2—Revenue Recognition in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the Amended ESA, and Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about our indebtedness.

Investment income. Investment income was $(32.1) million for the year ended December 31, 2025, compared to investment income of $(16.3) million for the year ended December 31, 2024. Investment income in the current year includes $(34.4) million of realized and unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft, and interest income of $(8.0) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. Investment income in the prior year includes interest income of $(19.2) million, partially offset by unrealized losses of $2.9 million on our investment in common shares and warrants to purchase common shares in Hycroft. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $4.5 million and $2.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. See Note 9—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Net loss. Net loss was $632.4 million and $352.6 million during the years ended December 31, 2025, and December 31, 2024, respectively. Net loss during the year ended December 31, 2025 compared to net loss for the year ended December 31, 2024 was negatively impacted by decreases in other income due to losses on extinguishment of corporate borrowings and declines in income related to our bifurcated embedded derivatives during the current period and gains on extinguishment of corporate borrowings and vendor and legal settlements and recoveries during the prior period, increases in food and beverage cost percentage, increases in operating expense, increases in rent, increases in general and administrative expenses, increases in interest expense, increases in income tax provision and increases in foreign currency translation rates, partially offset by the increase in average ticket prices and food and beverage per patron, the decrease in film exhibition cost percentage compared to the prior year, increases in other revenues increases in investment income and decreases in depreciation and amortization and impairment of long-lived assets.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $161.9 million, or 4.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Admissions revenues increased $75.3 million, or 3.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in average ticket price of 4.6% and increase in our market share, partially offset by a decrease in attendance of 0.7% from 156.9 million patrons to 155.8 million patrons. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for 3D, IMAX and other PLF screens. Attendance decreased due to the popularity of film product compared to the prior year. The market share increase was driven by our loyalty program initiatives, discount days, and the interplay between the film slate and our geographic theatre mix. The availability and popularity of film product released during the year ended December 31, 2024, was negatively impacted by the Writers Guild of America and the Screen Actors Guild – American Federation of Television and Radio Artists strikes during 2023.

Food and beverage revenues increased $33.9 million, or 2.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in food and beverage per patron, partially offset by the decrease in attendance. Food and beverage per patron increased 3.3% from $8.30 to $8.57 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests and more frequent attendance from our AMC Stubs members.

Total other theatre revenues increased $52.7 million, or 16.2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to increases in advertising income, income from ticket fees due to the increase in the percentage of guests paying ticket fees, retail food and beverage income, retail merchandise income, co-brand credit card revenue, and distribution revenue. As a result of our Amended ESA, advertising income increased from the prior year by $15.6 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 2—Revenue Recognition in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $87.1 million, or 2.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Film exhibition costs increased $31.7 million, or 3.2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in admissions revenues due to the factors discussed above, partially offset by lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.2% for the year ended December 31, 2025, compared to 51.6% for the year ended December 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $15.5 million, or 6.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 18.1% for the year ended December 31, 2025, compared to 17.3% for the year ended December 31, 2024.

Operating expense increased by $75.0 million, or 6.0%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating expense was primarily due to increases in salaries and wages expense, utilities expense, computer maintenance costs, retail merchandise costs, premium format expense and losses on disposition of assets. As a percentage of revenues, operating expense was 35.8% for the year ended December 31, 2025, compared to 35.3% for the year ended December 31, 2024. The increase in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases. Rent expense increased $0.2 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $3.6 million during the year ended December 31, 2025, compared to $0.1 million during the year ended December 31, 2024. The current year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense decreased $6.5 million, or 4.3%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to declines in stock-based compensation expense due to lower than expected annual performance compared to unindexed annual targets in the current year compared to the prior year, lower insurance costs, and lower legal costs, partially offset by increases in bonus expense as a result of higher than expected annual performance compared to industry box office indexed annual targets in the current year compared to the prior year.

Depreciation and amortization. Depreciation and amortization decreased $8.4 million, or 3.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Impairment of long-lived assets. During the year ended December 31, 2025, we recognized non-cash impairment losses of $28.0 million on 47 theatres in the U.S. markets with 560 screens (in Alabama, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin).

During the year ended December 31, 2024, we recognized non-cash impairment losses of $51.9 million on 39 theatres in the U.S. markets with 469 screens (in Alabama, California, Florida, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, Pennsylvania, Texas, Virginia, and Washington).

Other expense (income). Other expense of $153.5 million during the year ended December 31, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of our Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of our Existing 7.5% Notes, $19.3 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, and $3.1 million in term loan modification third party fees, partially offset by $(56.7) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(5.7) million of equity in earnings of non-consolidated entities and $(6.6) million of gain on the extinguishment of our Second Lien Notes. Other income of $(124.4) million during the year ended December 31, 2024 was primarily due to $(75.8) million of income related to the decrease in fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, a gain on extinguishment of debt of $(40.3) million related to the redemption of $837.7 million aggregate principal amount of the Second Lien Notes, $(40.2) million of recoveries related to shareholder litigation, $(10.7) million of equity in earnings of non-consolidated entities, and $(3.6) million of other settlement proceeds, partially offset by $42.3 million of third party costs related to the modification of the Term Loans due 2026. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the components of other expense (income).

Interest expense. Interest expense increased $84.8 million to $463.3 million for the year ended December 31, 2025, compared to $378.5 million during the year ended December 31, 2024, primarily due to increased interest expense of $51.4 million on the New 2029 Notes issued on July 24, 2025, $36.8 million on the New Term Loans compared to the Term Loans due 2026, $28.2 million related to higher discount rates on the significant financing component of the Amended ESA, $9.3 million on the Existing Exchangeable Notes issued on July 22, 2024, and $8.8 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $23.1 million on the Second Lien Notes due to redemptions of the remaining principal balances, $19.7 million on the Existing 7.5% Notes due 2029 due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $4.0 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances and $1.5 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances. See Note 2—Revenue Recognition in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the Amended ESA, and see Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about our indebtedness.

Investment income. Investment income was $(31.0) million for the year ended December 31, 2025, compared to investment income of $(14.0) million for the year ended December 31, 2024. Investment income in the current year includes $(34.4) million of realized and unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft and interest income of $(6.9) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. Investment income in the prior year includes interest income of $(16.9) million, partially offset by unrealized losses of $2.9 million on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1 —The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $2.7 million and $0.0 million for the years ended December 31, 2025, and December 31, 2024, respectively. See Note 9—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Net loss. Net loss was $536.1 million and $262.5 million during the years ended December 31, 2025, and December 31, 2024, respectively. Net loss during the year ended December 31, 2025 compared to net loss for the year ended December 31, 2024 was negatively impacted by decreases in other income due to losses on extinguishment of corporate borrowings, declines in income related to our bifurcated embedded derivatives during the current period, declines in gains on extinguishment of corporate borrowings, and declines in legal settlements and recoveries during the prior period, increases in food and beverage cost percentage, increases in operating expense, increases in rent, increases in interest expense, and increases in income tax provision, partially offset by the increase in average ticket prices and food and beverage per patron, the decrease in film exhibition cost percentage, increases in other revenues, increases in investment income, decreases in general and administrative expenses, decreases in depreciation and amortization and decreases in impairment of long-lived assets.

Theatrical Exhibition–International Markets

Revenues. Total revenues increased $49.8 million, or 4.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Admissions revenues increased $17.0 million, or 2.6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in average ticket price of 8.6%, partially offset by a decrease in attendance of 5.5% from 67.3 million patrons to 63.6 million patrons. The increase in average ticket price was primarily due to increased ticket prices and increases in foreign currency translation rates. Attendance decreased due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $12.5 million, or 3.9%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the increase in food and beverage per patron, partially offset by the decrease in attendance. Food and beverage per patron increased 10.0% from $4.80 to $5.28 primarily due to an increase in average prices, increases in the percentage of guests making transactions, and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $20.3 million, or 16.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in income from expirations of package tickets and gift cards in our International markets, retail merchandise income, and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $62.7 million, or 5.5%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. Film exhibition costs increased $4.3 million, or 1.7%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the increase in admissions revenues due to the factors discussed above, partially offset by lower film rental terms. As a percentage of admissions revenues, film exhibition costs were 38.5% for the year ended December 31, 2025, compared to 38.9% for the year ended December 31, 2024. The decrease in film exhibition cost percentage is primarily due to the concentration of box office revenues in lower grossing films in the current year, which typically results in lower film exhibition costs.

Food and beverage costs increased $5.9 million, or 7.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 25.6% for the year ended December 31, 2025, compared to 24.7% for the year ended December 31, 2024.

Operating expense increased by $31.6 million, or 7.4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating expense was primarily due to increases in salaries and wages expense, utilities expense, and increases in foreign currency translation rates. As a percentage of revenues, operating expense was 40.2% for the year ended December 31, 2025, compared to 39.1% for the year ended December 31, 2024. The increase in operating expense as a percentage of revenues is primarily due to the operating leverage lost as attendance decreases. Rent expense increased $13.5 million, or 6.0%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in foreign currency translation rates.

Other. Other general and administrative expense increased $10.0 million, or 13.1%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in bonus expense as a result of higher than expected annual performance compared to annual industry box office indexed targets in the current year compared to the prior year and increases in foreign currency translation rates, partially offset by declines in stock-based compensation expense due to lower than expected annual performance compared to annual unindexed targets in the current year compared to the prior year and lower professional and consulting costs.

Depreciation and amortization. Depreciation and amortization increased $2.3 million, or 3.2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2024.

Impairment of long-lived assets. During the year ended December 31, 2025, we recognized non-cash impairment losses of $15.5 million on 20 theatres in the International markets with 159 screens (in Germany, Italy, Spain, Sweden, and the United Kingdom), which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2024, we recognized non-cash impairment losses of $20.4 million on 23 theatres in the International markets with 188 screens (in Germany, Italy, Spain, and the United Kingdom), which were related to property, net and operating lease right-of-use assets, net.

Other income. Other income of $(41.1) million during the year ended December 31, 2025 includes $(28.1) million in foreign currency transaction gains, $(10.8) million of governmental assistance, and $(1.2) million of equity in earnings of non-consolidated entities. Other income of $(31.8) million during the year ended December 31, 2024 was primarily due to the favorable settlement of a vendor dispute of $(36.2) million, $(1.7) million of equity in earnings of non-consolidated entities, partially offset by $7.0 million of foreign currency transaction losses. See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about the components of other (income) expense.

Interest expense. Interest expense increased $1.7 million to $66.9 million for the year ended December 31, 2025, compared to $65.2 million during the year ended December 31, 2024, primarily due to increased interest expense on corporate borrowings and finance lease obligations. See Note 3—Leases and Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information about our indebtedness and finance leases.

Investment income. Investment income was $1.1 million for the year ended December 31, 2025, compared to investment income of $2.3 million for the year ended December 31, 2024. Investment income is comprised of interest income in the current and prior periods.

Income tax provision. The income tax provision was $1.8 million and $2.1 million for the years ended December 31, 2025, and December 31, 2024, respectively. See Note 9—Income Taxes in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

Net loss. Net loss was $96.3 million and $90.1 million during the years ended December 31, 2025, and December 31, 2024, respectively. Net loss during the year ended December 31, 2025 compared to net loss for the year ended December 31, 2024 was negatively impacted by increases in food and beverage cost percentage, increases in operating expense, increases in rent, increases in general and administrative expenses, increases in depreciation and amortization, increases in interest expense, decreases in investment income, and increases in foreign currency translation rates, partially offset by the increase in average ticket prices, the increase in food and beverage per patron, the decrease in film exhibition cost percentage compared to the prior year, increases in other revenues, decreases in impairment of long-lived assets, increases in other income, and decreases in income tax provision.

Results of Operations—For the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

For a comparison of our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 26, 2025, which is incorporated herein by reference.

Liquidity and Capital Resources—For the Year Ended December 31, 2025, Compared to the Year Ended December 31, 2024

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

We had working capital deficits (excluding restricted cash) as of December 31, 2025 and December 31, 2024 of $(1,090.6) million and $(846.1) million, respectively. As of December 31, 2025 and December 31, 2024, working capital included operating lease liabilities of $560.0 million and $524.9 million, respectively, and deferred revenues of $465.5 million and $432.4 million, respectively.

As of December 31, 2025, we had cash and cash equivalents of approximately $428.5 million compared to $632.3 million as of December 31, 2024.

During the year ended December 31, 2025, we took action to lower our future interest expense of our fixed-rate debt through debt buybacks and exchanges for equity and enhanced liquidity through equity issuances. See Note 7—Corporate Borrowings and Finance Lease Liabilities, Note 8—Stockholders’ Deficit, and Note 14—Subsequent Events in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding equity issuances and debt repurchases and exchanges.

2025 Refinancing Transactions

On July 24, 2025, Muvico issued $857.0 million aggregate principal amount of New 2029 Notes in exchange for $590.0 million aggregate principal amount of Existing 7.5% Notes and $244.4 million of incremental, new money financing. On the same day, Muvico also issued $194.4 million aggregate principal amount of New Exchangeable Notes in exchange for $194.4 million aggregate principal amount of Existing Exchangeable Notes. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment. We used the new money financing from the issuance of the New 2029 Notes to fully redeem our Senior Subordinated Notes due 2026 and our Second Lien Notes, and also to pay consent fees to the Consenting Term Loan Lenders.

The New Exchangeable Notes were not initially exchangeable into Common Stock. At the 2025 Annual Meeting, our stockholders approved an amendment to the Company’s Certificate of Incorporation for the Authorized Share Increase which allowed for the New Exchangeable Notes to become exchangeable and lowered the interest rate to 1.5% cash interest. The Authorized Share Increase also allowed for a $15.0 million consent fee payable to Consenting Existing Exchangeable Noteholders to be payable in the form of shares of Common Stock, based on a price determined based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025. On December 22, 2025, the Company and the holders of the New Exchangeable Notes agreed to amend the New Exchangeable Notes Indenture to amend and restate the Exchange Rate and allow for up to $150.0 million of net proceeds from sales of at-the-market offerings. The amendments were memorialized in a supplemental indenture dated January 12, 2026 (the “New Exchangeable Notes Supplemental Indenture”). As consideration for the indenture amendments the Company will pay the New Exchangeable Noteholders a consent fee of $6.25 million payable in shares of Common Stock. The number of shares will be based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025.

See Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information regarding these transactions.

2024 Refinancing Transactions

In 2024, we completed the 2024 Refinancing Transactions with two creditor groups to refinance and extend to 2029 and 2030 the maturities of our debt previously maturing in 2026.

In connection with the refinancing:

●	We entered into the New Term Loans.
●	The New Term Loans were (i) used as consideration for open market purchases of $1,895.0 million of our Term Loans due 2026 and (ii) exchanged for $104.2 million of our Second Lien Notes.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal of Existing Exchangeable Notes and used the proceeds from the offering to repurchase $414.4 million aggregate principal amount of Second Lien Notes.

See Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information.

We expect, from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions, and other factors. The amounts involved may be material and, to the extent equity is used, dilutive. For example, on February 17, 2026, we launched the Financing Transaction to refinance the New Term Loans and Odeon Notes due 2027. There can be no assurance that we will successfully enter into an agreement with respect to or complete the Financing Transaction, which is subject to, among other things, market and other conditions, and the negotiation and execution of definitive documents.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. In order to achieve net positive cash flows from operating activities we believe that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North America box office grosses were down approximately 22% for the year ended December 31, 2025, compared to the year ended December 31, 2019. Until such time as we are able to achieve net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

The following is a summary of our net cash flows for the years ended December 31, 2025 and December 31, 2024:

(in millions)	December 31, 2025	December 31, 2024
Operating activities	$(119.8)	$(50.8)
Investing activities	(221.6)	(242.9)
Financing activities	125.2	68.4

Cash Flows from Operating Activities

Net cash used in operating activities increased by $69.0 million primarily due to a decrease in cash received from working capital, increases in operating expenses including salaries and wages expense, utilities expense, computer maintenance costs, retail merchandise costs, premium format expense, decrease in attendance, increases in general and administrative: other expenses, the increase in food and beverage cost percentage, an increase in cash paid for interest, a decrease in cash received from vendor dispute settlements, a decrease in shareholder litigation recoveries, and a decrease in other settlement proceeds. The preceding items were partially offset by an increase in average ticket price, an increase in food and beverage per patron, an increase in income from ticket fees due to the increase in percentage of guests paying ticket fees, an increase in retail food and beverage income, an increase in retail merchandise income, an increase in co-brand credit card revenue, an increase in distribution revenue, a decrease in film exhibition cost percentage, a decrease in third-party fees paid in connection with the modifications of term loans and an increase in government assistance received.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $21.3 million primarily due to proceeds from the sale of part of our investment in Hycroft and increases in proceeds from sales of long-term assets, partially offset by an investment in a non-consolidated entity, and an increase in capital expenditures.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, lease incentives, or capital raised, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases, which may require the developer who owns the property, to reimburse us for the construction costs. We estimate that our capital expenditures, net of lease incentives, will be approximately $175.0 million to $225.0 million for the year ending December 31, 2026 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by financing activities increased $56.8 million, primarily due to increased proceeds from debt refinancing activities, partially offset by a decrease in proceeds from equity issuances and a decrease in taxes paid for restricted unit withholdings.

Dividends

The payment of future dividends is subject to the Board’s discretion, and dependent on many considerations, including limitations imposed by covenants in the agreements governing our indebtedness, operating results, capital requirements, strategic considerations and other factors.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2025 include both current and long-term obligations. Our expected material contractual cash requirements over the next twelve months primarily consist of capital related betterments of $22.8 million, minimum operating lease payments of $945.6 million, finance lease payments of $9.0 million, and corporate borrowings principal and interest payments of $19.9 million and $381.3 million, respectively.

Pension funding. Our U.S., United Kingdom, and Sweden defined benefit plans are frozen. We fund our U.S. pension plans such that the plans are in compliance with Employee Retirement Income Security Act (“ERISA”) and the plans are not considered “at risk” as defined by ERISA guidelines. We expect to make $3.0 million of contributions to the defined pension plans during the year ended December 31, 2026.

Minimum operating lease and finance lease payments. We have current and long-term minimum cash requirements for operating lease payments of $945.6 million and $4,970.8 million, respectively. We have current and long-term minimum cash requirements for finance lease payments of $9.0 million and $68.7 million, respectively. The total amounts do not equal the carrying amount due to imputed interest. See Note 3—Leases in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for a summary of the estimated future repayment terms for the minimum operating lease and finance lease amounts.

Corporate borrowings principal and interest payments. We have current and long-term cash requirements for the payment of principal related to corporate borrowings of $19.9 million and $4,004.3 million, respectively. The total amount does not equal the carrying amount due to unamortized discounts, premiums and deferred charges. Based upon the December 31, 2025 outstanding principal balances and interest rates, we have current and long-term cash interest payment requirements related to our corporate borrowings of $381.3 million and $769.0 million, respectively. The cash interest payment requirements for our New Term Loans and New 2029 Notes were estimated using interest rates of 10.731% and 9.0%, respectively, based on the interest rates in effect as of December 31, 2025. In 2026, we assume that we will pay interest on the Existing Exchangeable Notes in-kind in the form of additional Existing Exchangeable Notes.

See Note 7—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further information, including a schedule of outstanding principal balances, applicable interest rates, and maturity dates for each individual borrowing and a schedule of required principal payments and maturities of corporate borrowings as of December 31, 2025.

Covenant Compliance

As of December 31, 2025, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Liquidity and Capital Resources—For the Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

For a comparison of our liquidity and capital resources for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, which is incorporated herein by reference.

New Accounting Pronouncements

See Note 1—The Company and Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for information regarding recently issued accounting standards.

Formation of Unrestricted Subsidiaries

On July 22, 2024, American-Multi Cinema Inc. (“Multi-Cinema”), a Missouri corporation and a direct subsidiary of Holdings, assigned or transferred the net assets (“Theatre Net Assets”) of 175 theatres and transferred a 100% interest in certain intellectual property assets to its direct subsidiary Centertainment Development, LLC (“Centertainment”), and the Theatre Net Assets were in turn transferred to Centertainment’s direct wholly-owned subsidiary Muvico. Theatre Net Assets include lease contracts and theatre property, including furniture, fixtures, plant and equipment, and other working capital items associated directly with the theatre locations. At the same time, Muvico licensed the intellectual property back to Multi-Cinema for its continued use in the operation of its retained theatres and entered into a management agreement for Multi-Cinema to operate the theatres transferred to Muvico. Muvico and Centertainment (collectively, the “Muvico Group”) are unrestricted subsidiaries under the indenture governing Holdings’ Existing 7.5% Notes.

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing 7.5% Notes, the indenture governing Muvico’s New Exchangeable Notes, and the Credit Agreement governing Holdings’ and Muvico’s New Term Loans, we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing 7.5% Notes has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and joint and severally liable for the New Term Loans. Pursuant to ASC 405-40 we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Year Ended December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations
(In millions)	(unaudited)	(unaudited)	(unaudited)	Consolidated
Revenues
Admissions	$1,867.1	$785.7	$—	$2,652.8
Food and beverage	1,262.6	408.7	—	1,671.3
Other theatre (3)	459.0	94.9	(29.1)	524.8
Total revenues	3,588.7	1,289.3	(29.1)	4,848.9
Operating costs and expenses
Film exhibition costs	877.3	397.9	—	1,275.2
Food and beverage costs	254.6	72.4	—	327.0
Operating expense, excluding depreciation and amortization below	1,359.3	426.7	—	1,786.0
Rent	663.9	223.4	—	887.3
General and administrative:
Merger, acquisition and other costs	3.6	—	—	3.6
Other, excluding depreciation and amortization below (3)	242.4	17.0	(29.1)	230.3
Depreciation and amortization	236.7	76.7	—	313.4
Impairment of long-lived assets	40.4	3.1	—	43.5
Operating costs and expenses	3,678.2	1,217.2	(29.1)	4,866.3
Operating income (loss)	(89.5)	72.1	—	(17.4)
Other expense, net:
Other expense	45.8	66.6	—	112.4
Interest expense:
Corporate borrowings	250.4	209.1	—	459.5
Finance lease obligations	6.0	—	—	6.0
Intercompany interest expense	2.6	5.4	(8.0)	—
Non-cash NCM exhibitor services agreement	64.7	—	—	64.7
Intercompany interest income	(5.4)	(2.6)	8.0	—
Investment income	(26.7)	(5.4)	—	(32.1)
Total other expense, net	337.4	273.1	—	610.5
Loss before income taxes	(426.9)	(201.0)	—	(627.9)
Income tax provision (2)	4.5	—	—	4.5
Net loss	$(431.4)	$(201.0)	$—	$(632.4)

	Year Ended December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries
(In millions)	(unaudited)	(unaudited)	Consolidated
Net loss	$(431.4)	$(201.0)	$(632.4)
Other comprehensive income:
Unrealized foreign currency translation adjustments	95.0	—	95.0
Pension adjustments:
Net loss arising during the period	(5.2)	—	(5.2)
Other comprehensive income:	89.8	—	89.8
Total comprehensive loss	$(341.6)	$(201.0)	$(542.6)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $17.0 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $12.1 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Year Ended December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.63	$13.36	$12.09
Attendance (in thousands) (1)	160,606	58,806	219,412
Number of screens operated (2)	7,416	2,224	9,640
Number of theatres operated (2)	683	172	855
Adjusted EBITDA (4)	$235.8	$151.7	$387.5

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-K.

	Year Ended December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations
(In millions)	(unaudited)	(unaudited)	(unaudited)	Consolidated
Net loss	$(431.4)	$(201.0)	$—	$(632.4)
Plus:
Income tax provision	4.5	—	—	4.5
Interest expense	323.7	214.5	(8.0)	530.2
Depreciation and amortization	236.7	76.7	—	313.4
Impairment of long-lived assets	40.4	3.1	—	43.5
Certain operating expense (income)	14.8	(0.2)	—	14.6
Equity in earnings of non-consolidated entities	(6.8)	—	—	(6.8)
Attributable EBITDA	2.3	—	—	2.3
Investment income	(32.1)	(8.0)	8.0	(32.1)
Other expense, net	63.2	66.6	—	129.8
Merger, acquisition and other costs	3.6	—	—	3.6
Stock-based compensation expense	16.9	—	—	16.9
Adjusted EBITDA	$235.8	$151.7	$—	$387.5

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

	As of December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (1)	$249.8	$178.7	$—	$428.5
Restricted cash	48.8	—	—	48.8
Receivables, net	150.2	5.8	—	156.0
Other current assets	61.0	36.2	—	97.2
Total current assets	509.8	220.7	—	730.5
Property, net	1,032.4	341.8	—	1,374.2
Operating lease right-of-use assets, net	2,383.3	754.0	—	3,137.3
Intangible assets, net	43.0	104.4	—	147.4
Goodwill	2,416.1	—	—	2,416.1
Other long-term assets	211.6	0.7	—	212.3
Intercompany receivables (2)	—	2,139.9	(2,139.9)	—
Investment in subsidiary	418.7	—	(418.7)	—
Total assets	$7,014.9	$3,561.5	$(2,558.6)	$8,017.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$339.4	$43.5	$—	$382.9
Accrued expenses and other liabilities	301.6	36.6	—	338.2
Deferred revenues and income	462.0	3.5	—	465.5
Current maturities of corporate borrowings	10.0	9.9	—	19.9
Current maturities of finance lease liabilities	5.8	—	—	5.8
Current maturities of operating lease liabilities	411.2	148.8	—	560.0
Total current liabilities	1,530.0	242.3	—	1,772.3
Corporate borrowings	1,821.0	2,197.6	—	4,018.6
Finance lease liabilities	46.7	—	—	46.7
Operating lease liabilities	2,784.3	700.7	—	3,485.0
Exhibitor services agreement	459.1	—	—	459.1
Deferred tax liability, net (4)	35.7	—	—	35.7
Intercompany payables (2)	2,139.9	—	(2,139.9)	—
Other long-term liabilities	93.0	2.2	—	95.2
Total liabilities	8,909.7	3,142.8	(2,139.9)	9,912.6
Commitments and contingencies
Stockholders’ or member's equity (deficit):
Preferred stock	—	—	—	—
Class A common stock	5.1	—	—	5.1
Additional paid-in capital	7,121.5	558.3	(558.3)	7,121.5
Accumulated other comprehensive loss	(42.2)	—	—	(42.2)
Accumulated deficit	(8,979.2)	(139.6)	139.6	(8,979.2)
Total stockholders' or member's equity (deficit)	(1,894.8)	418.7	(418.7)	(1,894.8)
Total liabilities and stockholders’ or member's equity (deficit)	$7,014.9	$3,561.5	$(2,558.6)	$8,017.8

(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created as a result of the 2025 Refinancing Transactions and 2024 Refinancing Transactions.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Year Ended December 31, 2025
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries
(In millions)	(unaudited)	(unaudited)	Consolidated
Net loss	$(431.4)	$(201.0)	$(632.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236.7	76.7	313.4
Loss on extinguishment of debt	92.7	103.3	196.0
Gain on derivatives	—	(37.4)	(37.4)
Deferred income taxes	2.0	—	2.0
Impairment of long-lived assets	40.4	3.1	43.5
Gain on investments in Hycroft	(34.4)	—	(34.4)
Impairment of equity security	10.3	—	10.3
Amortization of net discount on corporate borrowings to interest expense	7.5	7.1	14.6
Amortization of deferred financing costs to interest expense	6.8	4.5	11.3
PIK interest expense	—	44.4	44.4
Non-cash portion of stock-based compensation	16.9	—	16.9
Equity in earnings from non-consolidated entities, net of distributions	(0.2)	—	(0.2)
Lease incentives	45.6	—	45.6
Non-cash rent benefit	(95.3)	(14.0)	(109.3)
Net periodic benefit cost	1.2	—	1.2
Change in assets and liabilities:
Receivables	13.5	(0.3)	13.2
Other assets	0.3	4.0	4.3
Accounts payable	(9.9)	2.4	(7.5)
Accrued expenses and other liabilities	3.6	7.3	10.9
Intercompany receivables and payables	(140.8)	140.8	—
Other, net	(26.2)	—	(26.2)
Net cash provided by (used in) operating activities	(260.7)	140.9	(119.8)
Cash flows from investing activities:
Capital expenditures	(199.0)	(47.1)	(246.1)
Proceeds from disposition of long-term assets	2.9	—	2.9
Proceeds from sale of securities	24.1	—	24.1
Investments in non-consolidated entities	(4.0)	—	(4.0)
Other, net	1.5	—	1.5
Net cash used in investing activities	(174.5)	(47.1)	(221.6)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	—	169.6
Proceeds from issuance of Senior Secured Notes due 2029	—	244.4	244.4
Principal payments under Second Lien Notes due 2026	(131.2)	—	(131.2)
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—	(42.8)
Principal payments under Senior Subordinated Notes due 2026	(41.9)	—	(41.9)
Scheduled principal payments under Term Loan borrowings	(10.1)	(10.0)	(20.1)
Principal payments under finance lease obligations	(4.2)	—	(4.2)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	—	(1.3)
Cash used to pay deferred financing costs	(11.2)	(29.3)	(40.5)
Debt extinguishment costs	(2.4)	—	(2.4)
Taxes paid for restricted unit withholdings	(4.4)	—	(4.4)
Proceeds (payments) of intercompany loans	412.8	(412.8)	—
Net cash provided by (used in) financing activities	332.9	(207.7)	125.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.7	—	12.7
Net decrease in cash and cash equivalents and restricted cash	(89.6)	(113.9)	(203.5)
Cash and cash equivalents and restricted cash at beginning of period	388.2	292.6	680.8
Cash and cash equivalents and restricted cash at end of period	$298.6	$178.7	$477.3

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Credit Agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net income of changes in interest rates and foreign currency exchange rates. For the years ended December 31, 2025 and December 31, 2024, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. Our analysis also utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our performance-based variable-rate financial instruments and fixed rate financial instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net income of changes in foreign currency exchange rates. These market risk instruments and the potential impacts to the consolidated statements of operations as presented below.

Market risk on performance-based & market-based variable-rate hybrid financial instruments. As of December 31, 2025, we had an aggregate of $1,994.2 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

Prior to the 2024 Refinancing Transactions we had outstanding Term Loans due 2026 under the Credit Agreement dated April 30, 2013, as amended, restated, amended and restated, supplemented or otherwise modified (the “2013 Credit Agreement”) which bore interest at a rate per annum equal to, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the administrative agent and (c) 1.00% per annum plus Adjusted Term SOFR (as defined herein) for a 1-month tenor or (2) Term SOFR plus a credit spread adjustment of 0.11448% per annum, 0.26161% per annum, and 0.42826% per annum for interest periods of one-month, three-months, or six-months or longer, respectively (“Adjusted Term SOFR”) plus (x) in the case of the Term Loans due 2026, 2.0% for base rate loans or 3.0% for SOFR loans.

The rate in effect for the outstanding New Term Loans was 10.731% per annum at December 31, 2025, and 11.356% per annum for the Term Loans due 2026 at December 31, 2024.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by approximately $20.1 million during the year ended December 31, 2025.

At December 31, 2024, we had an aggregate principal balance of $2,014.2 million outstanding under the New Term Loans. A 100-basis point change in market interest rates would have increased or decreased interest expense on our New Term Loans by $20.1 million during the year ended December 31, 2024.

Market risk on performance-based variable-rate financial instruments. As of December 31, 2025, we had an aggregate of $877.1 million outstanding principal amount of our New 2029 Notes which bear interest ranging from 11.5% to 15.0% per annum depending on the Total Leverage Ratio. The New 2029 Notes were issued as part of the 2025 Refinancing Transactions. The rate in effect for the outstanding New 2029 Notes was 15% per annum at December 31, 2025.

A 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of our performance-based variable-rate financial instruments of approximately $24.1 million and $(23.3) million, respectively, as of December 31, 2025.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of December 31, 2025 were principal amounts of $155.8 million of our New Exchangeable Notes, $111.6 million of our Existing Exchangeable Notes, $360.0 million of our Existing 7.5% Notes, $400.0 million of our 12.75% Odeon Senior Secured Notes due 2027 (“Odeon Notes due 2027”), and $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Senior Subordinated Notes due 2027”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $25.5 million and $(24.7) million, respectively, during the year ended December 31, 2025.

Included in corporate borrowings as of December 31, 2024 were principal amounts of $427.6 million of our Existing Exchangeable Notes, $950.0 million of our Existing 7.5% Notes, $131.2 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $44.1 million of our Senior Subordinated Notes due 2025, $41.9 million Senior Subordinated Notes due 2026, and $125.5 million of our Senior Subordinated Notes due 2027. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $65.6 million and $(62.9) million, respectively, during the year ended December 31, 2024.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of December 31, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss from changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the year ended December 31, 2025 by approximately $9.6 million. Based upon the functional currencies in the International markets as of December 31, 2024, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International theatres for the year ended December 31, 2024 by approximately $9.0 million.

Our foreign currency translation rates increased by approximately 4.5% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Holdings, Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT HOLDINGS, INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2025, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report that follows this report.

/s/ Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

/s/ SEAN D. GOODMAN
Executive Vice President, International Operations, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMC Entertainment Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Impairment of long-lived assets
Description of the Matter

For the year ended December 31, 2025, the Company recorded impairment charges related to long-lived assets of $28.0 million and $15.5 million on theatres in the US and International markets, respectively. As discussed in Note 1 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Asset groups are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The Company estimates the future undiscounted cash flows to be generated by the asset groups and compares those estimates to the carrying value of the related asset groups. If the carrying value exceeds the future undiscounted cash flows, the asset group may be impaired. If the asset is determined to be impaired, the carrying value of the asset group is reduced to fair value as estimated by a discounted cash flow model, with the difference recorded as an impairment charge.

Auditing management’s long-lived asset impairment analysis was judgmental due to the estimation required in determining the undiscounted cash flows and related fair values of an impaired asset group. In particular, the cash flows were sensitive to significant assumptions such as the industry outlook, admissions revenue expectations, and long-term revenue growth rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s assessment of the projected undiscounted cash flows to be generated by the asset groups, and cash flows used to determine fair value of the related asset groups. This included internal controls over management’s review of the significant assumptions underlying the undiscounted cash flow and fair value determination. We also tested management’s controls to validate that the data used in the analysis was complete and accurate.

To test the significant assumptions described above, we performed audit procedures that included testing those significant assumptions discussed above and the underlying data used by the Company in the analysis. We met with individuals outside of the accounting department to obtain information supporting the Company’s forecasts for the industry and its admissions revenues. We also compared the significant assumptions used by the Company to current industry and economic trends, reviewing analyst and industry publications for new or contrary evidence around the industry outlook and admissions revenue projections. We performed a sensitivity analysis of the impact of certain assumptions on the estimates and recalculated management’s estimates.

Initial Recognition of Exchangeable Notes and Related Features
Description of the Matter

In July 2025, the Company issued Senior Secured Exchangeable Notes due 2030 (“New Exchangeable Notes”). The issuance of the New Exchangeable Notes involved bifurcating, and accounting for separately, certain derivatives embedded within the New Exchangeable Notes. These embedded derivatives included: 1) Interest Reset Feature 2) Principal Adjustment Feature; 3) Contingent Conversion Option; and 4) Consent Fee Feature. The fair value of the derivative liability associated with the embedded features was $41.7 million on the date of their issuance.

As discussed in Note 10 to the consolidated financial statements, the Company estimates the fair value of the derivative liability using a combination of Monte Carlo simulations, binomial lattice models, and discounted cash flow models. The significant inputs used to value the derivative liability include the Company’s common stock price, the volatility of the stock price, time to maturity, risk-free interest rate, credit spread, and discount yield.

Auditing the Company’s accounting for the initial identification and valuation of the embedded derivatives was challenging given the complexity of the underlying accounting framework for analyzing the embedded derivatives and the complexity of the underlying methods and models used to measure the fair value of the embedded derivatives, which included certain assumptions that exhibit a higher degree of subjectivity.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s assessment of the embedded features of the New Exchangeable Notes as well as the Company’s controls over the initial valuation of the derivative liability. This included internal controls over management’s review of the significant assumptions of the fair value determination. We also tested management’s controls to validate that the data used in the fair value calculation was complete and accurate.

To test management’s analysis of the embedded features and initial valuation of the bifurcated embedded derivatives described above, we performed audit procedures that included reviewing, with the assistance of professionals in our firm with expertise in this area, the contractual agreements to understand the nature of the embedded features and the Company’s application of the various provisions of ASC 815 that govern the evaluation of whether embedded features require bifurcation. We also leveraged our valuation professionals to assist us in evaluating the appropriateness of the methods and models used by management to estimate the initial fair value of the derivative liability as well as the key assumptions used in the valuation. We also tested the completeness and accuracy of the underlying data and the clerical accuracy of the model used to estimate the fair value of the derivative liability.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020
Kansas City, Missouri
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AMC Entertainment Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AMC Entertainment Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMC Entertainment Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Kansas City, Missouri
February 23, 2026

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In millions, except share and per share amounts)	December 31, 2025	December 31, 2024	December 31, 2023
Revenues
Admissions	$2,652.8	$2,560.5	$2,690.5
Food and beverage	1,671.3	1,624.9	1,669.8
Other theatre	524.8	451.8	452.3
Total revenues	4,848.9	4,637.2	4,812.6
Operating costs and expenses
Film exhibition costs	1,275.2	1,239.2	1,291.1
Food and beverage costs	327.0	305.6	315.3
Operating expense, excluding depreciation and amortization below	1,786.0	1,679.4	1,691.5
Rent	887.3	873.6	873.5
General and administrative:
Merger, acquisition and other costs	3.6	0.1	1.7
Other, excluding depreciation and amortization below	230.3	226.8	241.9
Depreciation and amortization	313.4	319.5	365.0
Impairment of long-lived assets	43.5	72.3	106.9
Operating costs and expenses	4,866.3	4,716.5	4,886.9
Operating loss	(17.4)	(79.3)	(74.3)
Other expense, net:
Other expense (income)	112.4	(156.2)	(76.8)
Interest expense:
Corporate borrowings	459.5	401.8	369.6
Finance lease obligations	6.0	5.4	3.7
Non-cash NCM exhibitor services agreement	64.7	36.5	37.9
Investment income	(32.1)	(16.3)	(15.5)
Total other expense, net	610.5	271.2	318.9
Loss before income taxes	(627.9)	(350.5)	(393.2)
Income tax provision	4.5	2.1	3.4
Net loss	$(632.4)	$(352.6)	$(396.6)
Net loss per share:
Basic and diluted	$(1.34)	$(1.06)	$(2.37)
Weighted average shares outstanding:
Basic and diluted (in thousands)	472,899	332,920	167,644

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Net loss	$(632.4)	$(352.6)	$(396.6)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	95.0	(55.6)	1.1
Pension adjustments:
Net gain (loss) arising during the period	(5.2)	1.8	(2.0)
Other comprehensive income (loss)	89.8	(53.8)	(0.9)
Total comprehensive loss	$(542.6)	$(406.4)	$(397.5)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$428.5	$632.3
Restricted cash	48.8	48.5
Receivables, net	156.0	168.1
Other current assets	97.2	98.3
Total current assets	730.5	947.2
Property, net	1,374.2	1,442.3
Operating lease right-of-use assets, net	3,137.3	3,220.1
Intangible assets, net	147.4	144.3
Goodwill	2,416.1	2,301.1
Other long-term assets	212.3	192.5
Total assets	$8,017.8	$8,247.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$382.9	$378.3
Accrued expenses and other liabilities	338.2	340.6
Deferred revenues and income	465.5	432.4
Current maturities of corporate borrowings	19.9	64.2
Current maturities of finance lease liabilities	5.8	4.4
Current maturities of operating lease liabilities	560.0	524.9
Total current liabilities	1,772.3	1,744.8
Corporate borrowings	4,018.6	4,010.9
Finance lease liabilities	46.7	44.9
Operating lease liabilities	3,485.0	3,627.6
Exhibitor services agreement	459.1	464.0
Deferred tax liability, net	35.7	33.9
Other long-term liabilities	95.2	81.9
Total liabilities	9,912.6	10,008.0
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025, and December 31, 2024	—	—
Class A common stock ($.01 par value, 1,100,000,000 shares authorized; 512,943,561 shares issued and outstanding as of December 31, 2025; 550,000,000 authorized; 414,417,797 shares issued and outstanding as of December 31, 2024)	5.1	4.1
Additional paid-in capital	7,121.5	6,714.2
Accumulated other comprehensive loss	(42.2)	(132.0)
Accumulated deficit	(8,979.2)	(8,346.8)
Total stockholders' deficit	(1,894.8)	(1,760.5)
Total liabilities and stockholders’ deficit	$8,017.8	$8,247.5

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(632.4)	$(352.6)	$(396.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313.4	319.5	365.0
Loss (gain) on extinguishment of debt	196.0	(38.9)	(142.8)
Gain on derivatives	(37.4)	(75.8)	—
Deferred income taxes	1.8	1.5	0.7
Impairment of long-lived assets	43.5	72.3	106.9
Loss (gain) on investments in Hycroft	(34.4)	2.9	12.6
Impairment of equity security without readily determinable fair value	10.3	—	1.0
Amortization of net discount (premium) on corporate borrowings to interest expense	14.6	(17.5)	(55.6)
Amortization of deferred financing costs to interest expense	11.3	8.3	9.6
PIK interest expense	44.4	14.7	—
Non-cash portion of stock-based compensation	16.9	22.0	42.5
Gain on disposition of Saudi Cinema Company	—	—	(15.5)
Equity in earnings from non-consolidated entities, net of distributions	(0.2)	(1.6)	(0.2)
Lease incentives	45.6	31.8	23.9
Non-cash rent benefit	(109.3)	(106.1)	(159.1)
Net periodic benefit cost	1.2	1.8	1.4
Non-cash shareholder litigation expense	—	—	99.3
Change in assets and liabilities:
Receivables	13.2	37.4	(45.6)
Other assets	4.6	(10.7)	(6.7)
Accounts payable	(7.5)	60.1	(0.7)
Accrued expenses and other liabilities	10.9	(13.8)	(26.7)
Other, net	(26.3)	(6.1)	(28.6)
Net cash used in operating activities	(119.8)	(50.8)	(215.2)
Cash flows from investing activities:
Capital expenditures	(246.1)	(245.5)	(225.6)
Acquisition of theatre assets	—	—	(4.0)
Proceeds from disposition of Saudi Cinema Company	—	—	30.0
Proceeds from disposition of long-term assets	2.9	0.5	16.5
Proceeds from sale of securities	24.1	—	—
Investment in non-consolidated entities	(4.0)	—	—
Other, net	1.5	2.1	3.0
Net cash used in investing activities	(221.6)	(242.9)	(180.1)
Cash flows from financing activities:
Net proceeds from equity issuances	169.6	254.9	832.7
Proceeds from issuance of Senior Secured Notes due 2029	244.4	—	—
Proceeds from issuance of Term Loan due 2029	—	27.0	—
Principal payments under the Second Lien Notes due 2026	(131.2)	—	—
Principal payments under Senior Subordinated Notes due 2024	—	(5.0)	—
Principal payments under Senior Subordinated Notes due 2025	(42.8)	—	—
Principal payments under Senior Subordinated Notes due 2026	(41.9)	—	—
Principal payments under Term Loan due 2026	—	(27.0)	—
Principal payments under finance lease obligations	(4.2)	(4.6)	(5.6)
Scheduled principal payments under Term Loan borrowings	(20.1)	(20.1)	(20.0)
Repurchase of Senior Subordinated Notes due 2025	(1.3)	(14.8)	—
Repurchase of Senior Subordinated Notes due 2026	—	(6.0)	(1.7)
Repurchase of Second Lien Notes due 2026	—	(83.2)	(139.9)
Cash used to pay deferred financing costs	(40.5)	(46.7)	(2.0)

Debt extinguishment costs	(2.4)	(3.9)	—
Taxes paid for restricted unit withholdings	(4.4)	(2.2)	(14.2)
Net cash provided by financing activities	125.2	68.4	649.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	12.7	(5.3)	3.0
Net increase (decrease) in cash and cash equivalents and restricted cash	(203.5)	(230.6)	257.0
Cash and cash equivalents and restricted cash at beginning of period	680.8	911.4	654.4
Cash and cash equivalents and restricted cash at end of period	$477.3	$680.8	$911.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$406.9	$401.6	$421.2
Income taxes paid, net (1)	$2.8	$0.7	$4.3
Schedule of non-cash activities:
Construction payables at period end	$43.1	$35.1	$42.3
Other third-party equity issuance costs payable	$—	$1.2	$0.1
Deferred financing costs payable	$4.7	$0.2	$—
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for share issuance (2) Principal only	$143.0	$—	$—
Extinguishment of 7.5% First Lien Notes due 2029 in exchange for Senior Secured Notes due 2029 (2)	$599.6	$—	$—
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for Senior Secured Exchangeable Notes due 2030 (2) Principal only	$194.4	$—	$—
Cancellation of Senior Secured Exchangeable Notes due 2030 pursuant to principal adjustment feature (2) Principal only	$39.9	$—	$—
Extinguishment of Second Lien Notes due 2026 in exchange for share issuance (2)	$—	$263.6	$238.6
Extinguishment of Senior Subordinated Notes due 2025 in exchange for share issuance (2)	$—	$38.8	$—
Extinguishment of Senior Subordinated Notes due 2026 in exchange for share issuance (2)	$—	$2.4	$—
Extinguishment of Second Lien Notes due 2026 in exchange for Term Loans due 2029 (2)	$—	$2.3	$—
Extinguishment of principal amount of the Second Lien Notes due 2026 in exchange for Term Loan due 2029 (2)	$—	$104.2	$—
Extinguishment of principal amount of the Second Lien Notes due 2026 in exchange for Exchangeable Notes due 2030 (2)	$—	$414.4	$—

(1)	Income taxes paid, net are individually immaterial in each taxing jurisdiction and in the aggregate.
(2)	See Note 7—Corporate Borrowings and Finance Lease Liabilities for further information on debt extinguishments and refinancing transactions.

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Preferred Stock
			Series A Convertible	Depositary Shares			Accumulated
			Participating	of AMC		Additional	Other		Total
	Class A Common Stock		Preferred Stock	Preferred Equity		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share and per share data)	Shares (1)	Amount	Shares (1)	Units (1)	Amount	Capital	Loss	Deficit	Deficit
Balance December 31, 2022	51,683,892	$0.5	7,245,872	72,458,705	$0.1	$5,049.8	$(77.3)	$(7,597.6)	$(2,624.5)
Net loss	—	—	—	—	—	—	—	(396.6)	(396.6)
Other comprehensive loss	—	—	—	—	—	—	(0.9)	—	(0.9)
Share issuances	88,030,843	0.9	705,036	7,050,362	—	759.4	—	—	760.3
Antara Forward Purchase Agreement (2)	—	—	1,976,213	19,762,130	—	193.7	—	—	193.7
AMC Preferred Equity Units issuance	99,540,642	1.0	(9,954,065)	(99,540,642)	(0.1)	(0.9)	—	—	—
Settlement payment	6,897,018	0.1	—	—	—	99.2	—	—	99.3
Debt for equity exchange	14,186,651	0.1	—	—	—	92.8	—	—	92.9
Taxes paid for restricted unit withholdings	—	—	—	—	—	(14.2)	—	—	(14.2)
Stock-based compensation	235,346	—	26,944	269,445	—	42.1	—	—	42.1
Balance December 31, 2023	260,574,392	$2.6	—	—	$—	$6,221.9	$(78.2)	$(7,994.2)	$(1,847.9)
Net loss	—	—	—	—	—	—	—	(352.6)	(352.6)
Other comprehensive loss	—	—	—	—	—	—	(53.8)	—	(53.8)
Share issuances	75,497,216	0.7	—	—	—	252.8	—	—	253.5
Forward purchase agreements	30,000,000	0.3	—	—	—	—	—	—	0.3
Debt for equity exchange	47,654,455	0.5	—	—	—	219.8	—	—	220.3
Taxes paid for restricted unit withholdings	—	—	—	—	—	(2.2)	—	—	(2.2)
Stock-based compensation	691,734	—	—	—	—	21.9	—	—	21.9
Balance December 31, 2024	414,417,797	$4.1	—	—	$—	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	—	—	—	(632.4)	(632.4)
Other comprehensive income	—	—	—	—	—	—	89.8	—	89.8
Share issuances	17,052,756	0.2	—	—	—	170.6	—	—	170.8
Debt for equity exchange	79,800,000	0.8	—	—	—	224.2	—	—	225.0
Taxes paid for restricted unit withholdings	—	—	—	—	—	(4.4)	—	—	(4.4)
Stock-based compensation (3)	1,673,008	—	—	—	—	16.9	—	—	16.9
Balance December 31, 2025	512,943,561	$5.1	—	—	$—	$7,121.5	$(42.2)	$(8,979.2)	$(1,894.8)
(1)	Share counts have been retroactively adjusted to reflect the effect of the reverse stock split.
(2)	Includes $75.1 million of cash proceeds and $118.6 million carrying value of the debt exchanged for AMC Preferred Equity Units.
(3)	Includes 370,586 Common Stock shares awarded to the Board and 1,302,422 vested Common Stock restricted stock units and performance stock units.

See Notes to Consolidated Financial Statements

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025, 2024, 2023

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. In order to achieve sustainable net positive cash flows from operating activities and long-term profitability, the Company believes that revenues will need to increase to levels at least in line with pre-COVID-19 revenues. North America box office grosses were down approximately 22% for the year ended December 31, 2025, compared to the year ended December 31, 2019. Until such time as the Company is able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of amounts of required liquidity vary significantly.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. See Note 7—Corporate Borrowings and Finance Lease Liabilities for a summary of debt transactions that occurred during the years ended December 31, 2025, December 31, 2024, and December 31, 2023. Additionally, the Company has bolstered its liquidity through sales of its Common Stock, see Note 8—Stockholders’ Deficit and Note 14—Subsequent Events for further information on these sales.

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

The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded. The Company recognizes revenue from non-redeemed or partially redeemed gift cards in proportion to the pattern of rights exercised by the customer (the “Proportional Method”). The Company estimates the non-redemption rate for its gift card sales and then applies the rates to the current month sales. The non-redemption rates range from 13% to 30%. The Company recognizes the total amount of expected revenue for non-redemption for that current month’s sales as income over the next one to 36 months in proportion to the pattern of actual redemptions. The non-redemption revenue is recorded in other theatre revenues. The Company has used significant amounts of historical data to estimate its non-redemption rates and redemption patterns. The Company also recognizes revenue from non-redeemed or partially redeemed exchange tickets using the Proportional Method. In the International markets, certain exchange tickets are subject to expiration dates, which triggers recognition of non-redemption in other revenues.

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

Film Exhibition Costs. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licensors. Film exhibition costs include certain advertising costs. As of December 31, 2025 and December 31, 2024, the Company recorded film payables of $144.4 million and $143.9 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. During the year ended December 31, 2025, films licensed from the Company’s seven largest movie studio distributors based on revenues accounted for approximately 83% of our U.S. admissions revenues, which consisted of Disney, Warner Bros., Universal, Sony, Paramount, 20th Century Studios, and Lionsgate Films. In Europe, approximately 76% of the Company’s box office revenue came from films attributed to our five largest movie distributor groups, which consisted of Disney, Universal, Warner Bros., Paramount, and Sony. The Company’s revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s films in any given year.

Food and Beverage Costs. The Company records rebate payments from vendors as a reduction of food and beverage costs when earned.

Exhibitor Services Agreement. The Company recognizes advertising revenues, which are included in other theatre revenues in the consolidated statements of operations, when it satisfies a performance obligation by transferring a promised good or service to the customers. The advertising contracts with customers generally consist of a series of distinct periods of service, satisfied over time, to provide rights to advertising services. The Company’s exhibitor services agreement with National CineMedia, LLC (“NCM”) includes a significant financing component due to the significant length of time between receiving the non-cash consideration and fulfilling the performance obligation. On April 17, 2025, NCM and the Company entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”). The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. See Note 2—Revenue Recognition for further information regarding the Amended ESA.

Customer Loyalty Programs. The Company offers a range of customer loyalty programs worldwide. Depending on the specific program, members can earn rewards, receive discounts, and access exclusive offers and services available only to members. Certain loyalty programs we offer, such as A-List, operate on a subscription model and enable members to watch multiple movies for a recurring fee. Rewards earned by members are redeemable on future purchases at our locations.

The portion of the admissions and food and beverage revenues attributed to the rewards is deferred. Upon redemption or expiration, deferred revenues associated with the rewards are recognized as revenues. The Company estimates reward non-redemption rates using historical information when assigning value to the rewards at the time of sale. Membership fees, net of estimated refunds, for our paid loyalty programs are initially deferred and allocated to the material rights for discounted or free products and services. Revenue is recognized as the rights are redeemed based on estimated utilization, over the membership period in admissions, food and beverage, and other revenues.

Membership fees for our subscription programs are recognized ratably over the subscription period in admissions revenue.

Advertising Costs. The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $21.5 million, $22.2 million, and $43.6 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Advertising costs are recorded in operating expense in the accompanying consolidated statements of operations.

Cash and Cash Equivalents. All investments purchased with an original maturity of three months or less are classified as cash equivalents. As of December 31, 2025, cash and cash equivalents for the U.S. markets and International markets were $302.6 million and $125.9 million, respectively. As of December 31, 2024, cash and cash equivalents were $513.0 million and $119.3 million, respectively.

Restricted Cash. Restricted cash includes cash held in the Company's bank accounts as a guarantee for certain landlords, legal settlements, and cash collateralized letters of credit relating to the Company’s insurance and utilities programs. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows.

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$428.5	$632.3	$884.3
Restricted cash	48.8	48.5	27.1
Total cash and cash equivalents and restricted cash in the statement of cash flows	$477.3	$680.8	$911.4

As of December 31, 2025, restricted cash for the U.S. markets and International markets was $20.5 million and $28.3 million, respectively. As of December 31, 2024, restricted cash for the U.S. markets and International markets was $20.7 million and $27.8 million, respectively.

Intangible Assets. Amortizable intangible assets are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. The Company evaluates definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be fully recoverable. Indefinite-lived intangible assets are not amortized but rather evaluated for impairment annually as of the beginning of the fourth quarter or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired.

The Company first assesses the qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. There were no intangible asset impairment charges incurred during the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

Investments. The Company accounts for its investments in non-consolidated entities using the equity method when Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. Under the equity method, the Company shall recognize its share of the earnings or losses of an investee. In 2024, the Company reclassified equity earnings and losses to other expense (income), all comparative periods have also been reclassified. Equity investments without readily determinable fair values are recorded at cost less impairment. The Company classifies gains and losses on sales of investments or impairments of investments without a readily determinable fair value in investment expense (income). Investments in non-consolidated entities are presented within other long-term assets in the consolidated balance sheets.

The Company holds common shares and warrants to purchase common shares of Hycroft. The common shares and warrants are recorded at fair value at each reporting period and unrealized gains and losses are reported in investment expense (income). In December 2025, the Company sold 2.3 million shares of Hycroft common stock and warrants for 1.3 million shares for $24.1 million. The Company retained warrants to purchase approximately 1 million Hycroft common shares and approximately 64,000 Hycroft common shares.

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company recorded realized and unrealized losses (gains) related to the investments in Hycroft of $(34.4) million, $2.9 million, and $12.6 million, respectively in investment income.

On December 30, 2022, the Company entered into an agreement to sell its 10.0% investment in Saudi Cinema Company LLC for SAR 112.5 million ($30.0 million), and on January 24, 2023, the Saudi Ministry of Commerce recorded the sale of equity and the Company received the proceeds on January 25, 2023. The Company recorded a gain on the sale of $(15.5) million in investment income during the year ended December 31, 2023.

Related Party Transactions. The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to advertising revenue and film exhibition costs for film rent. The Company recorded related party advertising revenue of $26.9 million, $26.7 million, and $28.6 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded related party film exhibition costs of $17.5 million, $29.6 million, and $17.5 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Derivatives. The Company remeasures the derivative liabilities related to the conversion features in its Existing Exchangeable Notes and New Exchangeable Notes at fair value each reporting period, with changes in fair value recorded in the consolidated statement of operations in other expense (income). The Company has obtained independent third-party valuation studies to assist in determining fair value. The valuation studies use binomial lattice models and are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the Existing Exchangeable Notes and New Exchangeable Notes. The inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The volatility of the Company’s Common Stock, the Common Stock price at the end of each reporting period, and the remaining amount of time until maturity of the Existing Exchangeable Notes and New Exchangeable Notes are key inputs for the estimation of fair value that are expected to change each reporting period.

The Company recorded other income related to the change in fair value of the derivatives of $(37.4) million and $(75.8) million as of December 31, 2025 and December 31, 2024, respectively. See Note 7—Corporate Borrowings and Finance Lease Obligations and Note 10—Fair Value Measurements for further discussions regarding the Company’s derivatives.

Goodwill. The Company’s recorded goodwill was $2,416.1 million and $2,301.1 million as of December 31, 2025 and December 31, 2024, respectively. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets resulting from the acquisition of Holdings on August 30, 2012 and subsequent business combinations. The Company has assigned goodwill to two reporting units (Domestic Theatres and International Theatres). The Company performs a qualitative assessment of goodwill at least annually as of the beginning of the fourth quarter or more frequently if events or circumstances indicate that it is more likely than not that the fair value for a reporting unit is less than its carrying amount, including goodwill.

The Company will perform a quantitative impairment test of goodwill if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The quantitative impairment test of goodwill involves estimating the fair value of the reporting unit and comparing that value to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, the difference is recorded as goodwill impairment charge, not to exceed the total amount of goodwill allocated to that reporting unit.

The Company performed qualitative assessments as of October 1, 2025 and October 1, 2024 and concluded that it was not more likely than not that the fair value of either of the Company’s two reporting units was less than their respective carrying amounts. The Company also concluded that there were no triggering events requiring additional assessments that had occurred between October 1, 2025 and December 31, 2025 and October 1, 2024 and December 31, 2024, respectively.

Leases. The Company leases theatres and equipment under operating and finance leases. Many of the leases contain options to extend the leases for additional periods. The Company typically does not believe that the exercise of the renewal options is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term as the lease term. Lease terms vary but generally, the leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index or other indexes not to exceed certain specified amounts, and variable rentals based on a percentage of revenues. The Company often receives incentives from lessors to assist with renovations at existing locations. The Company records the incentives received from the lessors as an adjustment to the right-of-use asset which results in a reduction to lease costs over the lease term. Operating lease cost for theatre properties are recorded as rent expense in the consolidated statements of operations, except when the lease costs pertain to periods before a theatre opens or after it closes; in those cases, the costs are recorded to operating expense. Operating lease cost for equipment leases is recorded in operating expense in the consolidated statements of operations. The operating lease cost relating to the fixed lease payments is recorded on a straight-line basis over the lease term. Finance lease cost for both theatre properties and equipment are recorded as finance lease interest and depreciation and amortization in the consolidated statements of operations.

Lease right-of-use assets and lease liabilities are recorded at the lease commencement date based on the present value of minimum lease payments over the remaining lease term. The minimum lease payments include base rent and other fixed payments, including fixed maintenance costs. The present value of the lease payments is calculated using the incremental borrowing rate, which was determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

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

Impairment of Long-lived Assets. The Company reviews long-lived assets, including definite-lived intangibles, theatre assets (including operating lease right-of-use assets), and internal-use software whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be fully recoverable. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of the asset groups may not be fully recoverable. If an event or circumstance is identified that indicates the carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the asset group may be impaired. If the asset group is determined to be impaired, the carrying value of the asset group is reduced to fair value as estimated primarily by using a discounted cash flow model, with the difference recorded as an impairment charge. Management believes that individual theatres are the lowest level for which there are identifiable cash flows and therefore each individual theatre represents an asset group. The Company evaluates theatre asset groups for recoverability using projected data of theatre level cash flow as its primary indicator of potential impairment, giving consideration to the seasonality of its business when making these evaluations. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows, adjusted as necessary for market participant factors.

There is considerable management judgment necessary to determine the estimated future cash flows and fair values of the Company’s theatres and other long-lived assets. Actual future cash flows could vary significantly from such estimates. The estimated future cash flows are considered Level 3 inputs within the fair value measurement hierarchy, see Note 10—Fair Value Measurements for further information.

The following table summarizes the Company’s impairments, including impairments of equity investments, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Impairment of long-lived assets	$43.5	$72.3	$106.9
Impairment of equity investments recorded in investment income	10.3	—	1.0
Total impairment loss	$53.8	$72.3	$107.9

During the year ended December 31, 2025, the Company recorded non-cash impairment of long-lived assets of $28.0 million on 47 theatres in the U.S. markets with 560 screens (in Alabama, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, and Wisconsin) and $15.5 million on 20 theatres in the International markets with 159 screens (in Germany, Italy, Spain, Sweden, and the United Kingdom), which were related to property, net and operating lease right-of-use assets, net. In addition, during the year ended December 31, 2025, the Company recorded impairment losses of $10.3 million within investment income related to an equity investment without a readily determinable fair value in the U.S. markets.

During the year ended December 31, 2024, the Company recorded non-cash impairment of long-lived assets of $51.9 million on 39 theatres in the U.S. markets with 469 screens and $20.4 million on 23 theatres in the International markets with 188 screens, which were related to property, net and operating lease right-of-use assets, net.

During the year ended December 31, 2023, the Company recorded non-cash impairment of long-lived assets of $49.2 million on 68 theatres in the U.S. markets with 738 screens and $57.7 million on 57 theatres in the International markets with 488 screens, which were related to property, net and operating lease right-of-use assets, net. In addition, during the year ended December 31, 2023, the Company recorded impairment losses of $1.0 million within investment income, related to an equity investment without a readily determinable fair value in the U.S. markets.

Foreign Currency Translation. Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated to U.S. dollars using exchange rates as of the balance sheet date. Income and expense items are translated using average exchange rates. The foreign currency translation adjustments are a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net earnings (loss), except intercompany transactions of a long-term investment nature, which are included in comprehensive income (loss). Upon substantial liquidation of an investment in a foreign entity, the related foreign currency translation adjustment in accumulated other comprehensive income (loss) is reclassified into earnings as part of the gain or loss on disposition.

Contingencies. The Company, in the normal course of business, is a party to various ordinary course claims from vendors (including food and beverage suppliers and film distributors), landlords, competitors, and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Management believes that the ultimate outcome of such matters discussed below, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes can occur. An unfavorable outcome might include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods. An unfavorable outcome could also have a material adverse effect on the Company’s financial position or the market prices of the Company’s securities, including the Company’s Common Stock.

Employee Benefit Plans. The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans in the U.S. and frozen defined benefit pension plans in the United Kingdom and Sweden. The Company also sponsors various defined contribution plans.

The following table sets forth the plans’ benefit obligations and plan assets included in the consolidated balance sheets:

	U.S. Pension Benefits		International Pension Benefits
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Aggregated projected benefit obligation at end of period	$(73.9)	$(73.8)	$(71.4)	$(63.7)
Aggregated fair value of plan assets at end of period	61.5	59.5	67.2	66.6
Net asset (liability) for benefit cost - funded status	$(12.4)	$(14.3)	$(4.2)	$2.9

All pension plans are frozen; therefore, aggregated accumulated benefit obligations are equal to aggregated projected benefit obligations as of December 31, 2025 and December 31, 2024, respectively.

The Company expects to contribute $3.0 million to the U.S. pension plans during the year ended December 31, 2026. The Company intends to make future cash contributions to the plans in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.S. Pension Benefits		International Pension Benefits
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Discount rate	5.28%	5.43%	4.78%	5.18%
Rate of compensation increase	N/A	N/A	2.13%	2.22%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Pension Benefits			International Pension Benefits
	Year Ended			Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.43%	4.76%	4.97%	5.18%	4.53%	4.82%
Weighted average expected long-term return on plan assets	6.56%	6.56%	6.56%	5.41%	4.34%	4.32%
Rate of compensation increase	N/A	N/A	N/A	2.22%	2.07%	2.19%

Pension actuarial gains and losses are recorded in stockholders’ deficit as a component of accumulated other comprehensive loss. For further information, see Note 12—Accumulated Other Comprehensive Loss for pension amounts and activity recorded in accumulated other comprehensive loss.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, net periodic benefit costs were $1.2 million, $1.8 million, and $1.4 million, respectively. The non-operating component of net periodic benefit costs is recorded in other expense (income) in the consolidated statements of operations.

The following table provides the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

(In millions)	U.S. Pension Benefits	International Pension Benefits
2026	$6.3	$4.2
2027	5.9	4.3
2028	6.4	4.5
2029	6.7	4.3
2030	6.2	4.8
Years 2031 - 2035	27.1	25.9

The Company’s investment objectives for its U.S. defined benefit pension plan investments are: (1) to preserve the value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and expenses. The Company uses a diversified allocation of equity, debt, commodity and real estate exposures that are customized to the plan’s cash flow benefit needs. A weighted average targeted allocation percentage is assigned to each asset class as follows: equity securities of 30%, debt securities of 67%, and private real estate of 3%. The International pension benefit plans do not have an established asset target allocation.

Investments in the pension plan assets are measured at fair value on a recurring basis. As of December 31, 2025, for the U.S. investment portfolio, 95% were valued using the net asset value per share (or its equivalent) as a practical expedient and 5% of the investment included pooled separate accounts valued using market prices for the underlying instruments that were observable in the market or could be derived by observable market data from independent external valuation information (Level 2 of the fair value hierarchy). As of December 31, 2025, for the International investment portfolio, 8% consisting of cash and equivalents was valued using quoted market prices from actively traded markets (Level 1 of the fair value hierarchy), 38% was an insurance contract whose value has been set equal to the present value of the related benefit obligation (Level 3 of the fair value hierarchy), and 54% were valued using the net asset value per share (or its equivalent) as a practical expedient.

In June 2023, the High Court in the UK issued a ruling in respect of Virgin Media Limited v NTL Pension Trustees II Limited, that decided certain amendments were invalid when amending contracted-out salary-related defined benefit pension plans in the period from April 6, 1997 until April 6, 2016, if these amendments were not accompanied by actuarial confirmations (section 37 certificates). An appeal on this decision was heard in June 2024 and The Court of Appeal ruled in July 2024 that the appeal was unsuccessful, i.e., it upheld the original High Court judgment, removing uncertainty around its application. In light of the ruling, the Company initiated an investigation with its pension trustees, of all known amendments to its two UK defined benefit pension plans during the affected period, with a view to determining whether section 37 certificates have been obtained where deemed required. The initial review concluded that across the two plans there are three documents where a section 37 certificate may have been required but the amendment document is silent. In June 2025, the UK government announced it will introduce legislation to give pension plans the ability to retrospectively obtain written actuarial confirmations that historic benefit changes met the necessary standards. This therefore provides clarity around plan liabilities and member benefit levels. On September 1, 2025, the UK government published the bill with these amendments. This legislation will not be in place until it has received royal assent, which is expected to occur in 2026. The Company will continue to monitor this change in legislation and assess any further reviews and potential retrospective confirmation with the trustees in due course.

The Company sponsors various defined contribution plans worldwide which include company match features. The expense related to defined contribution plans for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was $11.7 million, $10.5 million, and $9.8 million, respectively.

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

Holdings and its U.S. subsidiaries file a consolidated U.S. federal income tax return and combined income tax returns in certain state jurisdictions. Foreign subsidiaries file income tax returns in foreign jurisdictions. Income taxes are determined based on separate company computations of income or loss. Tax sharing arrangements are in place and utilized when tax benefits from affiliates in the consolidated group are used to offset what would otherwise be taxable income generated by Holdings or another affiliate.

Casualty Insurance. The Company is self-insured for general liability up to $1.0 million per occurrence and carries a $0.5 million deductible limit per occurrence for workers’ compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of December 31, 2025 and December 31, 2024, the Company recorded casualty insurance reserves of $33.7 million and $25.7 million, respectively. The Company recorded expenses related to general liability and workers’ compensation claims of $64.2 million, $65.5 million, and $53.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Casualty insurance expense is recorded in operating expense.

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

During the year ended December 31, 2025, the Company recognized government assistance in other expense (income) of $10.8 million related to cash grants received in the International markets to support businesses impacted by the COVID-19 pandemic. The Company concluded all grant criteria had been met and that the likelihood of recapture was remote, therefore the entire award has been recognized. During the year ended December 31, 2024, the Company recognized government assistance in other income of $0.1 million related to government assistance for theatres impacted by flooding in Spain. During the year ended December 31, 2023, the Company recognized government assistance in other income of $4.8 million, primarily related to grants in the International markets. The general requirements of the grants were that the grantees must have lost income due to the COVID-19 pandemic. The Company concluded all grant criteria had been met and therefore have recognized the entire award.

Additionally, the Company recognized $1.1 million, $4.5 million and $3.2 million of government assistance as reduction to property, net during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The assistance relates to the construction of capital assets related to the innovation, modernization, and digitalization of the theatrical exhibition industry in certain countries in the International markets.

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company was awarded $0.0 million, $9.7 million and $10.0 million, respectively, of tax credits in our International markets that have been or will be utilized to offset employer payroll tax or value-added tax liabilities. The tax credits are granted by the government to support entities in the film exhibition industry. The Company recorded these credits as reductions to operating expense in 2024 and as reductions to rent and operating expense during 2023 as those expenses were the basis for the tax credits awarded.

Other Expense (Income): The following table sets forth the components of other expense (income):

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Governmental assistance - International markets	$(10.8)	$(0.1)	$(3.8)
Governmental assistance - U.S. markets	—	—	(1.0)
Foreign currency transaction (gains) losses	(28.1)	7.0	(17.8)
Non-operating components of net periodic benefit cost	1.2	1.8	1.4
Gain on extinguishment - Second Lien Notes due 2026	(6.6)	(40.3)	(140.5)
Loss on extinguishment - Senior Subordinated Notes due 2025	—	2.7	—
Loss (gain) on extinguishment - Senior Subordinated Notes due 2026	0.3	(1.3)	(2.3)
Loss on extinguishment - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	103.3	—	—
Loss on extinguishment - 7.5% First Lien Notes due 2029	99.0	—	—
Term Loan modifications - third party fees	3.1	42.3	—
Increase in fair value of bifurcated embedded derivative liability - Senior Secured Exchangeable Notes due 2030	19.3	—	—
Decrease in fair value of bifurcated embedded derivative liability - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	(56.7)	(75.8)	—
Equity in earnings of non-consolidated entities	(6.8)	(12.4)	(7.7)
Derivative stockholder settlement (1)	—	—	(14.0)
Shareholder litigation expense and (recoveries) (2)	(3.8)	(40.2)	110.2
Vendor dispute settlement (3)	—	(36.2)	—
Other settlement proceeds	—	(3.6)	—
Business interruption insurance recoveries	(1.0)	(0.1)	(1.3)
Total other expense (income)	$112.4	$(156.2)	$(76.8)

(1)	The Company received $14.0 million as a result of a derivative stockholder settlement which was recorded as other income during the year ended December 31, 2023.
(2)	The Company recorded a $110.2 million charge for the settlement of shareholder litigation during the year ended December 31, 2023. The Company recorded other income related to recoveries of insurance claims associated with the shareholder litigation of $3.8 million and $40.2 million during the years ended December 31, 2025 and December 31, 2024, respectively.
(3)	The Company executed an agreement to collect $37.5 million as a resolution of a dispute with a vendor. The proceeds, net of legal costs, were recorded to other income during the year ended December 31, 2024.

Accounting Pronouncements Recently Adopted

Income Tax Disclosures. In December 2023, the Financial Accounting Standards Bord (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require entities to disclose on an annual basis (1) specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments also require that entities disclose various information about income taxes paid and (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and (2) foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The Company adopted the new standard during the fourth quarter of 2025 on a full retrospective basis and recast certain prior period amounts and disclosures to conform to current year presentation. See Note 9—Income Taxes for the required disclosure information resulting from ASU 2023-09.

Accounting Pronouncements Issued Not Yet Adopted

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40)—Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). The amendments in ASU 2024-03 require that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. ASU 2024-03 is effective for the Company for the year ended December 31, 2027. The Company is currently evaluating the effect that ASU 2024-03 will have on its consolidated financial statements.

Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the effect that ASU 2024-04 will have on its consolidated financial statements.

Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles–Goodwill and Other (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which is intended to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes references to prescriptive and sequential software development stages and replaces them with a probable-to-complete recognition threshold. ASU 2025-06 also clarifies which disclosures apply to capitalized internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those reporting periods. Early adoption at the beginning of a fiscal year is permitted. The Company is currently evaluating the effect that ASU 2025-06 will have on its consolidated financial statements.

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

Accounting for Government Grants. In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832) (“ASU 2025-10”), which establishes the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. ASU 2025-10 adds guidance on Topic 832 on the recognition, measurement, and presentation of government grants. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

Interim Reporting Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 clarify interim disclosure requirements and the applicability of Topic 270. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

NOTE 2—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Major revenue types
Admissions	$2,652.8	$2,560.5	$2,690.5
Food and beverage	1,671.3	1,624.9	1,669.8
Other theatre:
Advertising	152.1	132.9	129.5
Other theatre	372.7	318.9	322.8
Other theatre	524.8	451.8	452.3
Total revenues	$4,848.9	$4,637.2	$4,812.6

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Timing of revenue recognition
Products and services transferred at a point in time	$4,362.5	$4,224.7	$4,424.1
Products and services transferred over time (1)	486.4	412.5	388.5
Total revenues	$4,848.9	$4,637.2	$4,812.6

(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income:

(In millions)	December 31, 2025	December 31, 2024
Current assets
Receivables related to contracts with customers	$95.1	$86.0
Miscellaneous receivables	60.9	82.1
Receivables, net	$156.0	$168.1

(In millions)	December 31, 2025	December 31, 2024
Current liabilities
Deferred revenues related to contracts with customers	$462.4	$425.6
Miscellaneous deferred income	3.1	6.8
Deferred revenues and income	$465.5	$432.4

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2023	$415.3
Cash received in advance (1)	354.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	22.6
Food and beverage revenues (2)	39.5
Other theatre revenues (2)	(2.6)
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(254.1)
Food and beverage revenues (3)	(75.8)
Other theatre revenues (4)	(73.2)
Foreign currency translation adjustment	(0.2)
Balance December 31, 2024	$425.6
Cash received in advance (1)	393.8
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	19.7
Food and beverage revenues (2)	55.1
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(256.9)
Food and beverage revenues (3)	(91.0)
Other theatre revenues (4)	(88.6)
Foreign currency translation adjustment	4.7
Balance December 31, 2025	$462.4

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.
(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.
(3)	Amount of revenue recognized from redemption of gift cards, exchange tickets, movie tickets, and rewards related to loyalty programs.
(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty programs membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the consolidated balance sheets are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2023	$486.6
Other theatre revenue recognized, net of adjustments, as performance obligations are satisfied	(22.6)
Balance December 31, 2024	$464.0
Contract modification consideration (1)	5.3
Other theatre revenue recognized as performance obligations are satisfied	(10.2)
Balance December 31, 2025	$459.1

(1)	The exhibitor services agreement contract liability relates to NCM common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Amended ESA with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied.

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

Transaction Price Allocated to the Remaining Performance Obligations. The following table includes the amount of the exhibitor services agreement contract liability that is expected to be recognized as revenues in the future related to performance obligations that are unsatisfied as of December 31, 2025:

(In millions)	Exhibitor Services Agreement
Year ended 2026	$6.5
Year ended 2027	7.6
Year ended 2028	8.9
Year ended 2029	10.5
Year ended 2030	12.3
Years ended 2031 through February 2042	413.3
Total	$459.1

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of December 31, 2025 was $341.8 million. This will be recognized as revenues as the gift cards and exchange tickets are redeemed, as the estimated non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions which is estimated to occur over the next one to 36 months, or as the gift cards or exchange tickets expire.

Loyalty Programs. As of December 31, 2025, the amount of deferred revenues related to loyalty programs included in deferred revenues and income was $94.4 million. The earned points will be recognized as revenue as the points are redeemed or expire. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 3—LEASES

The following table reflects the lease costs for the years indicated below:

		Year Ended
		December 31,	December 31,	December 31,
(In millions)	Consolidated Statements of Operations	2025	2024	2023
Operating lease cost
Theatre properties	Rent	$771.1	$775.3	$788.1
Theatre properties	Operating expense	7.2	5.6	2.0
Equipment	Operating expense	43.7	31.1	17.5
Office and other	General and administrative: other	5.2	5.4	5.4
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	2.9	2.7	2.0
Interest expense on lease liabilities	Interest expense	3.3	3.4	3.7
Variable operating and finance lease cost
Theatre properties	Rent	116.2	98.3	85.4
Theatre properties	Interest expense	2.7	2.0	—
Equipment	Operating expense	75.6	65.4	63.3
Total lease cost		$1,027.9	$989.2	$967.4

The following table represents the weighted-average remaining lease term and discount rate as of December 31, 2025:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.7	11.0%
Finance leases	12.4	6.5%

Cash flow and supplemental information is presented below:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.8)	$(3.4)	$(3.7)
Operating cash flows used in operating leases	(925.0)	(925.1)	(986.4)
Financing cash flows used in finance leases	(4.2)	(4.6)	(5.6)

Lease incentives:
Operating cash flows provided by operating leases	45.6	31.8	23.9
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	302.9	196.3	214.1
Right-of-use assets obtained in exchange for new finance lease liabilities	2.9	2.6	—

(1)	Includes lease extensions and option exercises.

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of December 31, 2025 are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
2026	$945.6	$9.0
2027	889.9	9.0
2028	801.1	9.0
2029	694.1	8.8
2030	591.1	7.9
Thereafter	1,994.6	34.0
Total lease payments	5,916.4	77.7
Less imputed interest	(1,871.4)	(25.2)
Total operating and finance lease liabilities, respectively	$4,045.0	$52.5

As of December 31, 2025, the Company had signed an operating lease agreement for one theatre that has not yet commenced. The lease has a 10 year term and total lease payments of approximately $7.1 million. The timing of lease commencement is dependent on the landlord providing the Company with control and access to the related facility.

During the year ended December 31, 2023, the Company received a $13.0 million buyout incentive from a landlord which provided the landlord the right to terminate the lease of one theatre. The incentive was treated as a reduction to rent expense in the Company’s consolidated statement of operations.

NOTE 4—PROPERTY

A summary of property, net is as follows:

(In millions)	December 31, 2025	December 31, 2024
Property owned:
Land	$56.8	$62.3
Buildings and improvements	191.0	205.5
Leasehold improvements	2,149.5	2,018.6
Furniture, fixtures and equipment	2,443.7	2,386.6
	4,841.0	4,673.0
Less: accumulated depreciation	3,502.7	3,265.1
	1,338.3	1,407.9

Finance lease right-of-use assets:
Buildings, improvements, and equipment	65.8	57.4
Less: accumulated depreciation and amortization	29.9	23.0
	35.9	34.4
Property, net	$1,374.2	$1,442.3

Property is recorded at cost or fair value, in the case of property resulting from acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes. The estimated useful lives for leasehold improvements and buildings subject to a ground lease reflect the shorter of the expected useful lives of the assets or the remaining lease terms of the corresponding lease agreements. The estimated useful lives of each major class of depreciable assets are as follows:

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

Depreciation expense was $286.8 million, $295.4 million, and $337.5 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the changes in goodwill by reporting unit:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2023	$3,072.6	$(1,276.1)	$1,796.5	$1,589.5	$(1,027.3)	$562.2	$4,662.1	$(2,303.4)	$2,358.7
Currency translation adjustment	—	—	—	(72.5)	14.9	(57.6)	(72.5)	14.9	(57.6)
Balance December 31, 2024	$3,072.6	$(1,276.1)	$1,796.5	$1,517.0	$(1,012.4)	$504.6	$4,589.6	$(2,288.5)	$2,301.1
Currency translation adjustment	—	—	—	188.2	(73.2)	115.0	188.2	(73.2)	115.0
Balance December 31, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,705.2	$(1,085.6)	$619.6	$4,777.8	$(2,361.7)	$2,416.1

Detail of non-amortizing intangible assets is presented below:

(In millions)	December 31, 2025	December 31, 2024
Non-amortizing intangible assets:
AMC trademark	$104.4	$104.4
Odeon trade names	39.5	36.0
Nordic trade names	2.9	2.5
Total non-amortizing intangible assets	$146.8	$142.9

Amortizing intangible assets had carrying values of $0.6 million and $1.4 million as of December 31, 2025 and December 31, 2024, respectively.

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In millions)	December 31, 2025	December 31, 2024
Other current assets:
Income taxes receivable	$1.3	$1.4
Prepaids	43.1	36.0
Merchandise inventory	42.6	51.2
Other	10.2	9.7
	$97.2	$98.3
Other long-term assets:
Investments in real estate	$6.9	$3.5
Investments in equity method investees	61.1	53.6
Computer software	97.2	86.4
Investments in equity securities without readily determinable fair values	4.1	10.4
Pension asset	8.3	14.2
Other	34.7	24.4
	$212.3	$192.5
Accrued expenses and other liabilities:
Taxes other than income	$75.1	$79.8
Interest	31.0	43.1
Payroll and vacation	38.9	57.9
Current portion of casualty claims and premiums	12.4	9.8
Accrued bonus	64.5	47.7
Accrued licensing and variable rent	33.4	27.5
Current portion of pension	0.2	0.2
Group insurance reserve	2.3	1.5
Accrued tax payable	1.1	1.5
Other	79.3	71.6
	$338.2	$340.6
Other long-term liabilities:
Pension	$24.7	$25.4
Lease incentive obligations	26.9	19.7
Casualty claims and premiums	21.9	16.2
Contingencies	13.2	9.4
Other	8.5	11.2
	$95.2	$81.9

NOTE 7—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	December 31, 2025	December 31, 2024
Secured Debt:
Credit Agreement-Term Loans due 2029 (10.731% as of December 31, 2025 and 11.356% as of December 31, 2024)	$1,994.2	$2,014.2
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
Senior Secured Exchangeable Notes due 2030 (1.5% cash interest)	155.8	—
Senior Secured Notes due 2029 (9.0% cash interest & 6.0% PIK interest as of December 31, 2025)	877.1	—
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	111.6	427.6
7.5% First Lien Notes due 2029	360.0	950.0
Unsecured/Retired Debt:
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	—	131.2
5.75% Senior Subordinated Notes due 2025	—	44.1
5.875% Senior Subordinated Notes due 2026	—	41.9
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,024.2	$4,134.5
Finance lease liabilities	52.5	49.3
Accrued paid-in-kind interest	2.7	1.5
Deferred financing costs	(64.4)	(47.2)
Net discount (1)	(68.5)	(171.3)
Bifurcated embedded derivative – Senior Secured Exchangeable Notes due 2030	131.9	—
Bifurcated embedded derivative – 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	12.6	157.6
Total carrying value of corporate borrowings and finance lease liabilities	$4,091.0	$4,124.4
Less:
Current maturities of corporate borrowings	(19.9)	(64.2)
Current maturities of finance lease liabilities	(5.8)	(4.4)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$4,065.3	$4,055.8

(1)	The following table provides the net discount amounts of corporate borrowings:

	December 31,	December 31,
(In millions)	2025	2024
10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026	$—	$10.9
12.75% Odeon Senior Secured Notes due 2027	(14.6)	(20.9)
Senior Secured Notes due 2029	62.5	—
Senior Secured Exchangeable Notes due 2030	(57.4)	—
Credit Agreement-Term Loans due 2029	(32.6)	(43.4)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(26.4)	(117.9)
Net discount	$(68.5)	$(171.3)

The following table provides the principal payments required and maturities of corporate borrowings as of December 31, 2025:

Principal
Amount of
Corporate
(In millions)	Borrowings
2026	$19.9
2027	545.2
2028	19.5
2029	3,172.2
2030	267.4
Total	$4,024.2

Debt Repurchases and Exchanges

The table below summarizes the various cash debt repurchase transactions during the year ended December 31, 2025. It does not include the 2025 Refinancing Transactions described in further detail below.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the year ended December 31, 2025 was $1.3 million.

The table below summarizes the various cash debt repurchase transactions, debt for equity exchange transactions, and cash and debt for equity exchange transactions that occurred during the year ended December 31, 2024. The debt for equity exchange transactions were treated as early extinguishments of debt. In accordance with ASC 470-50-40-3, the reacquisition price of the extinguished debt was determined to be the fair value of the Common Stock exchanged. It does not include the 2024 Refinancing Transactions described further below.

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

The total carrying value of the debt extinguished in the above transactions during the year ended December 31, 2024 was $418.2 million.

The table below summarizes the various cash debt repurchase and debt for equity exchange transactions during the year ended December 31, 2023, including related party transactions. These transactions were executed at terms equivalent to an arms-length transaction.

		Shares of
	Aggregate Principal	Common Stock	Reacquisition	(Gain) on	Accrued Interest
(In millions, except for share data)	Repurchased/Exchanged	Exchanged	Cost	Extinguishment	Paid/Exchanged
Cash debt repurchase transactions:
Related party transactions:
Second Lien Notes due 2026	$75.9	—	$48.5	$(40.9)	$1.1
5.875% Senior Subordinated Notes due 2026	4.1	—	1.7	(2.3)	0.1
Total related party transactions	80.0	—	50.2	(43.2)	1.2
Non-related party transactions:
Second Lien Notes due 2026	139.7	—	91.4	(71.3)	4.5
Total non-related party transactions	139.7	—	91.4	(71.3)	4.5
Total cash debt repurchase transactions	$219.7	—	$141.6	$(114.5)	$5.7
Debt for equity exchange transactions:
Second Lien Notes due 2026	105.3	14,186,651	91.7	(28.3)	1.2
Total debt repurchases and exchanges	$325.0	14,186,651	$233.3	$(142.8)	$6.9

The total carrying value of the debt extinguished in the above transactions during the year ended December 31, 2023 was $376.1 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value			Carrying Value
	as of	(Increase) Decrease to	Debt	as of
(In millions)	December 31, 2024	Net Earnings (Loss)	Extinguishment (1)	December 31, 2025
Principal balance	$427.6	$21.4	$(337.4)	$111.6
Discount	(117.9)	5.0	86.5	(26.4)
Debt issuance costs	(23.3)	1.0	17.1	(5.2)
Accrued paid-in-kind interest	1.5	0.1	(1.2)	0.4
Bifurcated embedded derivative	157.6	(56.7)	(88.3)	12.6
Carrying value	$445.5	$(29.2)	$(323.3)	$93.0

(1)	For more information on the loss on extinguishment see the 2025 Refinancing Transactions section below.

The Existing Exchangeable Notes have an effective interest rate of 15.12%.

Senior Secured Exchangeable Notes due 2030

	Carrying Value		Principal Cancellation	Additional	Carrying Value
	as of	(Increase) Decrease to	& Interest Adjustment	Deferred	as of
(In millions)	July 1, 2025	Net Earnings (Loss)	Features	Charges	December 31, 2025
Principal balance	$194.4	$1.3	$(39.9)	$—	$155.8
Discount	(35.4)	2.7	(24.7)	—	(57.4)
Debt issuance costs	(6.4)	0.5	—	(8.9)	(14.8)
Bifurcated embedded derivative	41.7	19.3	64.6	6.3	131.9
Carrying value	$194.3	$23.8	$—	$(2.6)	$215.5

The New Exchangeable Notes have an effective interest rate of 17.0%.

2025 Refinancing Transactions

On July 1, 2025, the Company and Muvico entered into a Transaction Support Agreement (the “Transaction Support Agreement”) providing for a series of refinancing transactions (the “2025 Refinancing Transactions”). The creditors party to the Transaction Support Agreement included certain holders of the Company’s Existing 7.5% Notes (the “Consenting 7.5% Noteholders”), certain holders of the Existing Exchangeable Notes, (the “Consenting Exchangeable Noteholders”) and certain lenders of the Company’s term loans outstanding under its credit agreement (the “Credit Agreement”, and any such consenting lenders, the “Consenting Term Loan Lenders” together with the Consenting 7.5% Noteholders and Consenting Exchangeable Noteholders, the “Consenting Parties”).

On July 1, 2025, the Consenting Exchangeable Noteholders exchanged $143.0 million aggregate principal amount of Existing Exchangeable Notes held by the Consenting Exchangeable Noteholders for 79,800,000 shares of Common Stock, which were reserved or authorized to be exchanged for the Existing Exchangeable Notes held by such holders.

On July 24, 2025 (the “2025 Transactions Closing Date”), the Company and Muvico completed the 2025 Refinancing Transactions as contemplated by the Transaction Support Agreement. In connection with the 2025 Refinancing Transactions, on the 2025 Transactions Closing Date:

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

At the 2025 Annual Meeting, our stockholders approved an amendment to the Company’s Certificate of Incorporation for the Authorized Share Increase (the “Required Shareholder Approval”) which allowed for the New Exchangeable Notes to become exchangeable and lowered the interest rate to 1.5% cash interest per annum. The Authorized Share increase also allowed for a $15.0 million consent fee payable to Consenting Existing Exchangeable Noteholders to be payable in the form of shares of Common Stock, based on a price determined based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025.

On December 22, 2025, the Company and the holders of the New Exchangeable Notes agreed to amend the New Exchangeable Notes Indenture to amend and restate the Exchange Rate and allow for up to $150.0 million of net proceeds from sales of at-the-market offerings. The amendments were memorialized in a supplemental indenture dated January 12, 2026 (the “New Exchangeable Notes Supplemental Indenture”). As consideration for the indenture amendments the Company will pay the New Exchangeable Noteholders a consent fee of $6.25 million payable in shares of Common Stock. The number of shares will be based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025.

The following sections provide summaries of the key terms and provisions of the New 2029 Notes Indenture (as defined herein), the New Exchangeable Notes Indenture, and the Credit Agreement Amendment (as defined herein).

New 2029 Notes Indenture

Interest, Guarantees and Security

The New 2029 Notes were issued pursuant to an indenture (the “New 2029 Notes Indenture”), dated as of the 2025 Transactions Closing Date, by and among Muvico, as issuer, the Company, as a guarantor, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and as collateral agent (in such capacity, the “New 2029 Notes Collateral Agent”).

The New 2029 Notes bear interest at a rate per annum equal to the Applicable Rate (as defined in the New 2029 Notes Indenture), payable semi-annually in arrears in cash and, to the extent required, in payment-in-kind (“PIK”) interest on June 15 and December 15 of each year, beginning on December 15, 2025. The Applicable Rate ranges from 11.5% cash interest to 15.0% total interest (comprised of 9.0% cash and 6.0% PIK) depending on the Company’s Total Leverage Ratio. The New 2029 Notes will mature on February 19, 2029, unless redeemed in full prior to such maturity date, pursuant to the terms contained in the New 2029 Notes Indenture.

Muvico’s obligations under the New 2029 Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and each of the Company’s subsidiaries that guarantee the Company’s and Muvico’s obligations under the Credit Agreement, and all of the Company’s future subsidiaries that guarantee the Company’s or any of the Company’s subsidiaries other material indebtedness, including under the Credit Agreement. The New 2029 Notes are secured (a) on a first lien priority basis on the assets of the Company and the guarantors under the indenture governing the Company’s Existing 7.5% Notes (the “Existing 7.5% Notes Indenture”) (such guarantors, collectively, the “AMC Group Guarantors”), pari passu with the liens securing the term loans under the Credit Agreement, and, other than with respect to any turnover in favor of the Credit Agreement by the Existing Exchangeable Notes, the Existing Exchangeable Notes, and (b) on a 1.5 lien priority basis on the assets of Muvico, Centertainment, and their guarantor subsidiaries under the Existing Exchangeable Notes Indenture (as defined herein) and AMC Theatres of UK Limited (together with Centertainment and such guarantor subsidiaries, collectively, the “Muvico Group Guarantors”; the Muvico Group Guarantors, together with the AMC Group Guarantors, collectively, the “Existing Guarantors”), which lien will only be junior to the liens securing the term loans under the Credit Agreement and the New Exchangeable Notes and senior to the liens securing any other funded debt of Muvico, including, but not limited to, the Existing Exchangeable Notes.

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

New Exchangeable Notes Indenture

Interest, Guarantees and Security

The New Exchangeable Notes were issued pursuant to an indenture (the “New Exchangeable Notes Indenture”), dated as of the 2025 Transactions Closing Date, by and among Muvico, as issuer, the Company, as a guarantor, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and as collateral agent (in such capacity, the “New Exchangeable Notes Collateral Agent”).

The New Exchangeable Notes initially bore interest at a rate per annum of 6.00% cash interest and 2.00% PIK interest. Once the Required Shareholder Approval was obtained on December 10, 2025 (the “Interest Adjustment Date”), the interest rate was decreased, from and after the Interest Adjustment Date, to 1.50% cash interest (and no PIK interest) per annum payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2025. The New Exchangeable Notes will mature on April 30, 2030, unless redeemed or exchanged in full prior to such maturity date, pursuant to the terms contained in the New Exchangeable Notes Indenture.

Muvico’s obligations under the New Exchangeable Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and the Company’s subsidiaries that guarantee the Company and Muvico’s obligations under the Credit Agreement, and all of the Company’s future subsidiaries that guarantee the Company’s other material indebtedness, including under the Credit Agreement. The New Exchangeable Notes are secured (a) on a first lien priority basis on the assets of the Company and the guarantors under the Existing 7.5% Notes Indenture, pari passu with the liens securing the term loans under the Credit Agreement, the Existing Exchangeable Notes, the New 2029 Notes and the remaining Existing 7.5% Notes, subject to the Existing 1L Intercreditor Agreement, and will be subject to the same turnover provisions as the Existing Exchangeable Notes for the benefit of the term loans under the Credit Agreement and (b) on a 1.25 lien priority basis on the assets of Muvico, Centertainment and their guarantor subsidiaries under the Existing Exchangeable Notes Indenture and AMC Theatres of UK Limited, which lien will only be junior to the liens securing the term loans under the Credit Agreement and senior to the liens securing the New 2029 Notes and the liens securing any other funded debt of Muvico, including, but not limited to, the Existing Exchangeable Notes.

Exchange Mechanics; Soft Call; Fundamental Change; Redemption

The New Exchangeable Notes are exchangeable, at the option of the holders thereof, into Common Stock at a stock price (the “Exchange Price”) calculated based on a formula described in the New Exchangeable Notes Indenture.

Under the terms of the New Exchangeable Notes Indenture, the Company has also agreed that for a period of six months following the Required Shareholder Approval, the Company will not engage in at-the-market offerings that exceed the lesser of 25,000,000 aggregate shares of Common Stock or $50,000,000 in aggregate net proceeds raised through such at-the-market offerings; provided, however, that if either (i) the share price of the Common Stock exceeds 200% of the Soft Call Trigger Price (as defined in the New Exchangeable Notes Indenture) at any time, determined based on the average of the Daily VWAPs (as defined in the New Exchangeable Notes Indenture) for any period of two consecutive Trading Days (as defined in the New Exchangeable Notes Indenture) or (ii) at least 100,000,000 shares of Common Stock have traded above 200% of the Soft Call Trigger Price, then, in either case, all such restrictions with respect to the Company’s ability to engage in at-the-market offerings will no longer apply, so long as any Common Stock sold in any such offering is sold at a price no less than 200% of the Soft Call Trigger Price.

At any time from and after the date that is one business day following the date on which the Exchange Price has been initially determined until the close of business on the second Trading Day immediately preceding the maturity date of the New Exchangeable Notes, each holder of the New Exchangeable Notes will have the right, at its option, to surrender for exchange all or a portion of its New Exchangeable Notes at the Exchange Rate for Common Stock based on the applicable Exchange Rate (as defined in the New Exchangeable Notes Indenture) then in effect. During such period, Muvico will have the right, at its election, to redeem all (but not less than all) of the outstanding New Exchangeable Notes at a price equal to the aggregate principal amount of the New Exchangeable Notes, plus accrued and unpaid interest thereon to, but excluding, the date of such redemption if the Daily VWAP per share of Common Stock exceeds 110% of the Exchange Price for fifteen consecutive Trading Days ending on (and including) the Trading Day immediately before the date on which Muvico sends a notice to holders calling such New Exchangeable Notes for redemption (a “New Exchangeable Notes Soft Call Notice”). Any such New Exchangeable Notes Soft Call Notice will provide that the applicable redemption of the New Exchangeable Notes will occur on a business day of Muvico’s choosing, not more than ten and not less than five business days after the date of the New Exchangeable Notes Soft Call Notice. Notwithstanding the foregoing, holders of New Exchangeable Notes will be entitled within two business days of such New Exchangeable Notes Soft Call Notice to submit their New Exchangeable Notes for exchange under the terms of the New Exchangeable Notes Indenture. On December 22, 2025, the Company and the holders of the New Exchangeable Notes agreed to amend the Exchange Rate which was memorialized in the New Exchangeable Notes Supplemental Indenture. The New Exchangeable Notes Supplemental Indenture also increases the limit on at-the-market offerings to $150.0 million of aggregate net proceeds. As consideration for the indenture amendments the Company will pay the New Exchangeable Noteholders a consent fee of $6.25 million payable in shares of Common Stock. The number of shares will be based on the average of the daily volume weighted average price of our Common Stock for the sixty consecutive trading days commencing on December 22, 2025.

In the event that holders of New Exchangeable Notes voluntarily elect to exchange their New Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “New Exchangeable Notes Exchange Adjustment Consideration”) equal to (i) prior to July 22, 2027, 21.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (ii) on or after July 22, 2027 and prior to July 22, 2028, 14.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; (iii) on or after July 22, 2028 and prior to July 22, 2029, 7.0% of the aggregate principal amount of the New Exchangeable Notes being exchanged; and (iv) on or after July 22, 2029, zero. Muvico, at its option, will be entitled to pay the New Exchangeable Notes Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 110% of the Exchange Price), subject to restrictions under the Credit Agreement, or cash in twelve equal installments over the twelve-month period following the applicable exchange or a combination thereof.

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

Muvico will also be required to mandatorily redeem all of the issued and outstanding New Exchangeable Notes at a purchase price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of purchase in the event that, as of November 17, 2028, the aggregate principal amount outstanding of the Existing 7.5% Notes and New 2029 Notes exceeds an aggregate principal amount of $190.0 million.

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

Embedded Derivatives

The New Exchangeable Notes contained a feature that would increase or decrease the interest rate on December 10, 2025, depending on the outcome of the Required Shareholder Approval (the “Interest Reset Feature”). The Company bifurcated the Interest Reset Feature as: (i) the economic characteristics and risks of the interest rate change are not clearly and closely related to the economic characteristics and risks of the host instrument because the change is dependent on authorization of additional Common Stock; (ii) the host debt instrument is not remeasured at fair value but rather, is measured at amortized cost; and (iii) the Interest Reset Feature does not qualify for derivative scope exception under ASC 815-10-15-74(a).

The Company will pay a consent fee to an ad hoc group of creditors, in the form of $21.3 million payable in shares of Common Stock, based on a price determined during the sixty consecutive trading days commencing December 22, 2025 (the “Consent Fee Feature”). The Consent Fee Feature was also bifurcated for the same reasons as the Interest Reset Feature.

The Company also bifurcated the Principal Adjustment Feature as: (i) the economic characteristics and risks were not clearly and closely related to the economic characteristics and risks of the host instrument given that the Principal Adjustment Feature was tied to the price of the Company’s Common Stock; (ii) the host debt instrument is not remeasured at fair value but rather, is measured at amortized cost; and (iii) the Principal Adjustment Feature does not qualify for derivative scope exception under ASC 815-10-15-74(a).

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

The Principal Adjustment Feature was recorded at fair value and transferred to the carrying value of the New Exchangeable Notes upon cancellation of $39.9 million aggregate principal amount of New Exchangeable Notes on September 30, 2025. The Interest Reset Feature was recorded at fair value and transferred to the carrying value of the New Exchangeable Notes after the receipt of the Required Shareholder Approval on December 10, 2025. See Note 10–Fair Value Measurements for a discussion of the valuation methodologies.

Credit Agreement Amendment

On the 2025 Transactions Closing Date, the Company entered into that certain First Amendment to Credit Agreement (the “Credit Agreement Amendment”), by and among the Company and Muvico, as borrowers, the Existing Guarantors, the lenders party thereto (which constituted the “Required Lenders” as defined in the Credit Agreement) and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent, which amends the Credit Agreement. Pursuant to the Credit Agreement Amendment, certain covenants were amended to permit the consummation of the 2025 Refinancing Transactions and directed Wilmington Savings Fund Society, FSB, as collateral agent in respect of the existing term loans (in such capacity, the “Credit Agreement Collateral Agent”), to enter into the A&R First Lien/Second Lien Centertainment Group Intercreditor Agreement (as defined below) and the First Lien/Intermediate Lien Intercreditor Agreement (as defined below).

Intercreditor Agreements

A&R First Lien/Second Lien Centertainment Group Intercreditor Agreement

On the 2025 Transactions Closing Date, the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the collateral agent for the noteholders of the Existing Exchangeable Notes (the “Existing Exchangeable Notes Collateral Agent”), the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain Amended and Restated First Lien/Second Lien Intercreditor Agreement (the “A&R First Lien/Second Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the Credit Agreement Collateral Agent, the Existing Exchangeable Notes Collateral

Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

Existing First Lien Restricted Group Intercreditor Joinder Agreement

On the 2025 Transactions Closing Date, the Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent, in its capacity as controlling collateral agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain Joinder No. 5 to the First Lien Intercreditor Agreement (the “Existing First Lien Restricted Group Intercreditor Joinder Agreement”), pursuant to which the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent joined that certain First Lien Intercreditor Agreement, dated as of April 24, 2020 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Existing Restricted Group First Lien Intercreditor Agreement”), among the Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent and the other agents party thereto, and became bound by the Existing Restricted Group First Lien Intercreditor Agreement, which governs the relative priorities of the collateral agents party thereto and their respective security interests in the collateral granted by the Company and the AMC Group Guarantors and certain other matters related to the administration of security interests.

First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement

On the 2025 Transactions Closing Date, the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain First Lien/Intermediate Lien Intercreditor Agreement (the “First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement

On the 2025 Transactions Closing Date, the Company, Muvico, Centertainment and the other Muvico Group Guarantors, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent entered into that certain 1.25 Lien/1.5 Lien Intercreditor Agreement (the “1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement”) to govern the relative priorities of the security interests of the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent in the collateral granted by the Muvico Group Guarantors and certain other matters related to the administration of security interests.

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

The Credit Agreement Amendment was accounted for as a modification and resulted in expense of approximately $3.1 million for costs paid to third parties.

2024 Refinancing Transactions

On July 22, 2024, the Company completed a series of refinancing transactions (the “2024 Refinancing Transactions”) with two creditor groups to refinance and extend to 2029 and 2030 the maturities of the Company’s debt previously maturing in 2026.

In connection with the refinancing:

●	The Company and Muvico, entered into the Credit Agreement, by and among the Company and Muvico, each, as a borrower, pursuant to which the Company and Muvico jointly and severally borrowed $2,024.3 million of new term loans maturing in 2029 (the “New Term Loans”).
●	The New Term Loans were (i) used as consideration for the open market purchase of $1,895.0 million of Company’s Term Loans due 2026 and (ii) exchanged for $104.2 million of the Company’s Second Lien Notes.
●	Muvico also completed a private offering for cash of $414.4 million aggregate principal amount of Existing Exchangeable Notes and used the proceeds from the offering to repurchase $414.4 million aggregate principal amount of the Company’s Second Lien Notes.

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

The debt exchanges for the Term Loans due 2026 were accounted for as modifications and resulted in expense of approximately $42.3 million for costs paid to third parties.

Existing Exchangeable Notes

On July 22, 2024, Muvico issued $414.4 million aggregate principal amount of its Existing Exchangeable Notes. The Existing Exchangeable Notes will bear interest at a rate of 6.00% per annum, if paid in cash, and 8.00% per annum, if paid in-kind by issuing PIK Notes having the same terms and conditions as the Existing Exchangeable Notes (“PIK Interest”) in each case, payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2024. The Existing Exchangeable Notes will mature on April 30, 2030, unless redeemed or exchanged in full prior to such maturity date, pursuant to the terms contained in the Existing Exchangeable Notes Indenture as further discussed below.

At the time prior to the close of business on the second Trading Day (as defined in the Existing Exchangeable Notes Indenture) immediately preceding the final maturity date of the Existing Exchangeable Notes, each holder of the Existing Exchangeable Notes shall have the right, at its option, to surrender for exchange all or a portion of its Existing Exchangeable Notes at the Exchange Rate (as defined in the Existing Exchangeable Notes Indenture) for Common Stock. The Exchange Rate is initially set at 176.6379 shares of the Common Stock per $1,000 principal amount of Existing Exchangeable Notes exchanged, which reflects a price of $5.66 per share Common Stock (“Existing Exchangeable Notes Exchange Price”), which price is equal to 113% of the closing price per share of the Common Stock on July 19, 2024. The Exchange Rate is subject to customary adjustments and anti-dilution protections (as provided in the Existing Exchangeable Notes Indenture).

At any time prior to the close of business on the second Trading Day immediately preceding the final maturity date of the Existing Exchangeable Notes, Muvico will also have the right, at its election, to redeem all (but not less than all) of the outstanding Existing Exchangeable Notes at a price equal to the aggregate principal amount of the Existing Exchangeable Notes, plus accrued and unpaid interest thereon to, but excluding, the date of such redemption if the Daily VWAP (as defined in the Existing Exchangeable Notes Indenture) per share of Common Stock exceeds 140% of the Existing Exchangeable Notes Exchange Price for fifteen (15) consecutive Trading Days ending on (and including) the Trading Day immediately before the date on which Muvico sends a notice to holders calling such Existing Exchangeable Notes for redemption (a “Existing Exchangeable Notes Soft Call Notice”). Any such Existing Exchangeable Notes Soft Call Notice will provide that the applicable redemption of the Existing Exchangeable Notes will occur on a business day of Muvico’s choosing, not more than ten (10) and not less than five (5) business days after the date of the Existing Exchangeable Notes Soft Call Notice. Notwithstanding the foregoing, holders of Existing Exchangeable Notes will be entitled within two (2) business days of such Existing Exchangeable Notes Soft Call Notice to submit their Existing Exchangeable Notes for exchange under the terms of the Existing Exchangeable Notes Indenture.

In the event that holders of Existing Exchangeable Notes voluntarily elect to exchange their Existing Exchangeable Notes, such holders will also be entitled to a make-whole premium (the “Existing Exchangeable Notes Exchange Adjustment Consideration”) equal to (i) prior to the third anniversary of the Issue Date, 18.0% of the aggregate principal amount of the Existing Exchangeable Notes being exchanged; (ii) on or after the third anniversary and prior to the fourth anniversary of the Issue Date, 12.0% of the aggregate principal amount of the Existing Exchangeable Notes being exchanged; and (iii) on or after the fourth anniversary of the Issue Date and prior to the fifth anniversary, 6.0% of the aggregate principal amount of the Existing Exchangeable Notes being exchanged. Muvico, at its option, will be entitled to pay the Existing Exchangeable Notes Exchange Adjustment Consideration in the form of shares of Common Stock (using a modified exchange price equal to 140% of the Existing Exchangeable Notes Exchange Price), subject to restrictions under the Credit Agreement, cash in twelve (12) equal installments over the twelve-month period following the applicable exchange or a combination thereof.

If certain corporate events that constitute a Fundamental Change (as defined in the Existing Exchangeable Notes Indenture) occur, then holders will have the right to require Muvico to repurchase their Existing Exchangeable Notes at a cash repurchase price equal to 100% of the aggregate principal amount of the Existing Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the Fundamental Change Repurchase Date (as defined in the Existing Exchangeable Notes Indenture). The definition of Fundamental Change includes certain business combination transactions involving the Company, stockholder approval of any plan or proposal for the liquidation or dissolution of the Company and certain de-listing events with respect to the Common Stock.

Muvico will also be required to mandatorily redeem all of the issued and outstanding Existing Exchangeable Notes at a purchase price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of purchase in the event that, as of ninety (90) days prior to the maturity date of the Existing 7.5% Notes, the aggregate principal amount outstanding of the Existing 7.5% Notes with a maturity date prior to April 30, 2030 exceeds $190,000,000.

The Existing Exchangeable Notes Indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Existing Exchangeable Notes to be due and payable immediately.

The Company analyzed the conversion option and Existing Exchangeable Notes Exchange Adjustment Consideration as one single conversion option (the “Conversion Option”). The Company bifurcated the Conversion Option from the principal balance of the Existing Exchangeable Notes as a derivative liability. The Company bifurcated the Conversion Option as: (i) the economic characteristics of a conversion option embedded in a debt instrument are not clearly and closely related to the economic characteristics and risks of a debt host contract, as stated in ASC 815-15-25-51; (ii) the host debt instrument is not remeasured at fair value but rather, the Existing Exchangeable Notes are measured at amortized cost; and (iii) the Conversion Option does not qualify for derivative scope exception under ASC 815-10-15-74(a). The Conversion Option also includes a make-whole adjustment, the Existing Exchangeable Notes Exchange Adjustment Consideration. The Existing Exchangeable Notes Exchange Adjustment Consideration (i.e., make-whole payment) does not meet the criteria for indexation under ASC 815-40-15-7C because the design of the feature does not meet the time-value scope exception and as a result is accounted for as a derivative. The derivative liability is remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations as other expense or income. See Note 10–Fair Value Measurements for a discussion of the valuation methodologies.

New Term Loans due 2029

The New Term Loans mature on January 4, 2029 (or, if at least $190,000,000 remains outstanding of the (i) Existing 7.5% Notes or (ii) any indebtedness in respect of any modification, refunding, replacement, substitution, restructuring or other refinancing of the Existing 7.5% Notes on or prior to October 5, 2028, then October 5, 2028). The New Term Loans are subject to amortization of principal, payable in quarterly installments on the last business day of each fiscal quarter, commencing on September 30, 2024, equal to 1.00% per annum. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) of the New Term Loans is payable at maturity.

The New Term Loans bear interest, at the option of the New Term Loan Borrowers, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the Total Leverage Ratio or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

The New Term Loans are guaranteed, subject to limited exceptions, by Centertainment and the future subsidiaries of Centertainment and Muvico (collectively with Muvico, the “Centertainment Group Parties”) and the Existing Guarantors, and are secured by liens on substantially all of the tangible and intangible assets owned by the Company, in each case, subject to limited exceptions set forth in the Credit Agreement.

The Credit Agreement contains covenants that limit the Company’s ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) maintain cash in the accounts of the Company (other than the Centertainment Group Parties). These covenants are subject to a number of limitations and exceptions. The Credit Agreement also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding New Term Loans to become immediately due and payable.

Unamortized discounts and deferred charges related to the Term Loans due 2026 of $6.5 million and fees paid to Term Loans due 2026 lenders of $45.7 million were recorded as deferred charges related to the New Term Loans and the Company will amortize those costs to interest expense following the effective interest method over the term of the New Term Loans.

Senior Secured Credit Facilities

Holdings entered into the 2013 Credit Agreement. The 2013 Credit Agreement (as amended, restated, amended and restated, supplemented or otherwise modified) provided senior secured financing of $2,225.0 million in aggregate, consisting of (i) $2,000.0 million Term Loans due 2026 and (ii) a $225.0 million senior secured revolving credit facility (which was also available for letters of credit and for swingline borrowings on same-day notice) maturing April 22, 2024 (the “Senior Secured Revolving Credit Facility” and together with the Term Loans due 2026, the “Senior Secured Credit Facilities”).

The Term Loans due 2026 bore interest at a rate per annum equal to, at Holdings’ option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the Federal Funds Effective Rate, (b) the prime rate announced by the Administrative Agent from time to time and (c) 1.00% per annum plus Adjusted Term SOFR for a 1-month tenor, or (2) Adjusted Term SOFR plus (x) in the case of the Term Loans due 2026, 2.0% for base rate loans or 3.0% for SOFR loans or (y) in the case of the Senior Secured Revolving Credit Facility, an applicable margin based on the Secured Leverage Ratio (as defined in the 2013 Credit Agreement).

The Company’s obligations under the Senior Secured Credit Facilities were completely repaid following the completion of the 2024 Refinancing Transactions.

Existing 7.5% Notes

On February 14, 2022, Holdings issued $950.0 million aggregate principal amount of its 7.5% First Lien Senior Secured Notes due 2029 (“Existing 7.5% Notes”), pursuant to an indenture, dated as of February 14, 2022, among Holdings, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

The Existing 7.5% Notes bear cash interest at a rate of 7.5% per annum payable semi-annually in arrears on February 15 and August 15. The Existing 7.5% Notes have not been registered under the Securities Act and will mature on February 15, 2029. Holdings may redeem some or all of the Existing 7.5% Notes at any time on or after February 15, 2025, at the redemption prices equal to (i) 103.750% for the twelve-month period beginning on February 15, 2025; (ii) 101.875% for the twelve-month period beginning on February 15, 2026; and (iii) 100.0% at any time thereafter, plus accrued and unpaid interest. Upon a Change of Control (as defined in the indenture governing the Existing 7.5% Notes), Holdings must offer to purchase the Existing 7.5% Notes at a purchase price equal to 101% of the principal amounts, plus accrued and unpaid interest.

The Existing 7.5% Notes are guaranteed by the Existing Guarantors and are secured by liens on substantially all of the tangible and intangible assets owned by Holdings and the Existing Guarantors, subject to certain thresholds, exceptions and permitted liens.

On July 24, 2025, the Company entered into a supplemental indenture to the indenture governing the Existing 7.5% Notes that, among other things, (i) permit the 2025 Refinancing Transactions, and (ii) eliminated many of the restrictive covenants contained in the indenture governing the Existing 7.5% Notes. The indenture governing the Existing 7.5% Notes, as amended, contains covenants that restrict the ability of the Company to, among other things: (i) create liens ranking pari passu in right of payment with or subordinated in right of payment to Existing 7.5% Notes; and (ii) merge or consolidate with other companies or transfer all or substantially all of their respective assets. These covenants are subject to a number of important limitations and exceptions. The indenture governing the Existing 7.5% Notes also provides for events of default, which, if any occur, would permit or require the principal, interest and any other monetary obligations on all the then outstanding Existing 7.5% Notes to be due and payable immediately.

Odeon Senior Secured Notes due 2027

On October 20, 2022, Odeon Finco PLC, a direct subsidiary of OCGL and an indirect subsidiary of Holdings, issued $400.0 million aggregate principal amount of its Odeon Notes due 2027, at an issue price of 92.00%. The Odeon Notes due 2027 bear a cash interest rate of 12.75% per annum and will be payable semi-annually in arrears on May 1 and November 1, beginning on May 1, 2023. The Odeon Notes due 2027 are guaranteed on a senior secured basis by OCGL and certain of its subsidiaries and by Holdings on a standalone and unsecured basis. The indenture governing the Odeon Notes due 2027 contains covenants that limit OCGL and certain of its subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) impair the security interest in the collateral. These covenants are subject to several important limitations and exceptions. The indenture governing the Odeon Notes due 2027 also provides for events of default, which, if any occur, would permit or require principal, interest and any other monetary obligations on all the then outstanding Odeon Notes due 2027 to be due and payable immediately.

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

Second Lien Notes due 2026

On July 31, 2020, Holdings issued $1,462.3 million aggregate principal amount of its Second Lien Notes in exchange for the 6.375% Senior Subordinated Notes due 2024 (the “Sterling Notes due 2024”), 5.75% Senior Subordinated Notes due 2025, Senior Subordinated Notes due 2026, and Senior Subordinated Notes due 2027. The Second Lien Notes were issued pursuant to an indenture, dated as of July 31, 2020, among Holdings, the guarantors named therein and GLAS Trust Company LLC, as trustee and collateral agent (the “Second Lien Notes Indenture”). The Company recorded a premium of $535.1 million on the Second Lien Notes as the difference between the principal balance of the Second Lien Notes and the $1,997.4 million carrying value of the notes exchanged.

The Second Lien Notes bore cash interest at a rate of 10% or 12% PIK per annum payable semi-annually in arrears on June 15 and December 15. For the first two interest periods Holdings elected to pay in PIK interest. For all interest periods after the first three interest periods, interest was payable solely in cash at a rate of 10% per annum.

On July 28, 2025, the Company redeemed the remaining outstanding $131.2 million principal in full.

Senior Subordinated Notes due 2027

On March 17, 2017, Holdings issued $475.0 million aggregate principal amount of its Senior Subordinated Notes due 2027. The Company recorded deferred financing costs of approximately $19.8 million related to the issuance of the Senior Subordinated Notes due 2027. The Senior Subordinated Notes due 2027 mature on May 15, 2027. Holdings pays interest on the Senior Subordinated Notes due 2027 at 6.125% per annum, semi-annually in arrears on May 15 and November 15. Holdings may redeem some or all of the Senior Subordinated Notes due 2027 at any time on or after May 15, 2025 at 100.0% plus accrued and unpaid interest, if any.

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

On July 31, 2020, as part of the exchange for the Second Lien Notes, the Company reduced the aggregate principal amount of the Senior Subordinated Notes due 2027 by approximately $344.3 million, or 72.48% of the then outstanding Senior Subordinated Notes due 2027.

Senior Subordinated Notes due 2026

On November 8, 2016, Holdings issued $595.0 million aggregate principal amount of its Senior Subordinated Notes due 2026 in a private offering. Holdings paid interest on the Senior Subordinated Notes due 2026 at 5.875% per annum, semi-annually in arrears on May 15 and November 15.

On July 31, 2020, as part of the exchange for the Second Lien Notes, the Company reduced the aggregate principal amount of the Senior Subordinated Notes due 2026 by approximately $539.4 million, or 90.65% of the then outstanding Senior Subordinated Notes due 2026.

On August 6, 2025, the Company redeemed the remaining outstanding $41.9 million principal in full.

Senior Subordinated Notes due 2025

On June 5, 2015, Holdings issued $600.0 million aggregate principal amount of its 5.75% Senior Subordinated Notes due 2025 (the “Senior Subordinated Notes due 2025”) in a private offering. Holdings paid interest on the Senior Subordinated Notes due 2025 at 5.75% per annum, semi-annually in arrears on June 15 and December 15.

On July 31, 2020, as part of the exchange for the Second Lien Notes, the Company reduced the aggregate principal amount of the Senior Subordinated Notes due 2025 by approximately $501.7 million, or 83.61% of the then outstanding Senior Subordinated Notes due 2025.

On June 15, 2025, the maturity date, the Company redeemed the remaining outstanding $42.8 million principal in full.

Sterling Notes due 2024

On November 8, 2016, Holdings issued £250.0 million aggregate principal amount of its Sterling Notes due 2024 in a private offering. Holdings paid interest on the Sterling Notes due 2024 at 6.375% per annum, semi-annually in arrears on May 15 and November 15.

On March 17, 2017, Holdings issued £250.0 million additional aggregate principal amount of its Sterling Notes due 2024 at 106% plus accrued interest from November 8, 2016 in a private offering. These additional Sterling Notes due 2024 were offered as additional notes under an indenture pursuant to which Holdings had previously issued its Sterling Notes due 2024.

On July 31, 2020, as part of the exchange for the Second Lien Notes, the Company reduced the aggregate principal amount of Sterling Notes due 2024 by approximately $632.1 million (£496.0 million par value), or 99.2% of the then outstanding Sterling Notes due 2024.

On November 15, 2024, the maturity date, Holdings repaid the remaining £4.0 million ($5.0 million) principal in full.

Covenant Compliance

As of December 31, 2025, the Company believes that it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

NOTE 8—STOCKHOLDERS’ DEFICIT

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

At the 2025 Annual Meeting of Stockholders held on December 10, 2025, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of the Company’s Common Stock from 550,000,000 to 1,100,000,000 shares of Common Stock.

AMC Preferred Equity Units

Each AMC Preferred Equity Unit was a depositary share and represented an interest in a share of Series A Convertible Participating Preferred Stock evidenced by a depositary receipt pursuant to a deposit agreement. Each AMC Preferred Equity Unit was designed to have the same economic and voting rights as a share of Common Stock.

Preferred Stock

The Company has 50,000,000 authorized shares of preferred stock, none of which are issued or outstanding as of December 31, 2025 and December 31, 2024, respectively.

Shareholder Litigation

Two putative stockholder class actions were filed in the Delaware Chancery Court that assert a breach of fiduciary duty against certain of the Company’s directors and a claim for breach of 8 Del. C. § 242 against those directors and the Company, arising out of the Company’s creation of AMC Preferred Equity Units, the transactions between the Company and Antara Capital LP (“Antara”) that the Company announced on December 22, 2022 (the “Antara Transactions”), and the Charter Amendments.

This litigation prevented the Company from immediately implementing the Charter Amendments. On April 2, 2023, the parties entered into a binding settlement term sheet to settle the litigation and allow implementation of the Charter Amendments. Pursuant to the settlement term sheet, record holders of Common Stock at the close of business on August 24, 2023, after giving effect to the Reverse Stock Split, but prior to the conversion of AMC Preferred Equity Units into Common Stock (“Settlement Payment Recipients”), received a payment of one share of Common Stock for every 7.5 shares of Common Stock owned by such Settlement Payment Recipients. On August 28, 2023, the Company made the settlement payment and issued 6,897,018 shares of Common Stock.

Charter Amendments and AMC Preferred Equity Unit Conversion

On August 14, 2023, the Company filed the third amendment to its certificate of incorporation to effectuate the Charter Amendments as of August 24, 2023. The Charter Amendments permitted the conversion of all of the Company’s outstanding AMC Preferred Equity Units into shares of Common Stock (the “Conversion”). On August 25, 2023, 99,540,642 shares of Common Stock were issued as part of the Conversion, the AMC Preferred Equity Units ceased trading and were subsequently delisted from the NYSE, and the Company filed a Certificate of Elimination of Series A Convertible Participating Preferred Stock with the Secretary of State of Delaware that eliminated the Series A Convertible Participating Preferred Stock from the Company’s certificate of incorporation.

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

Accordingly, all references made to share, per share, unit, per unit, or common share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effect of the subsequent reverse stock split. References made to AMC Preferred Equity Units have been retroactively adjusted to reflect the effect of the reverse stock split on their equivalent Common Stock shares.

Share Issuances

On December 6, 2024, the Company entered into a sales and registration agreement (the “2024 Sales and Registration Agreement”) with Goldman Sachs & Co. LLC (the “Sales Agent”) relating to an aggregate of up to 50,000,000 shares of Common Stock of the Company.

In accordance with the terms of the 2024 Sales and Registration Agreement, the Company issued and sold shares of Common Stock covered by the prospectus supplement from time to time through the Sales Agent. The Sales Agent either acted as agent on the Company’s behalf or purchased shares of Common Stock from the Company as principal for its own account.

In December 2024, the Company entered into forward sales to sell 30,000,000 shares of Common Stock in the aggregate. The Company evaluated the forwards under ASC 815—Derivatives and Hedging and concluded that the transactions consist of a subscription receivable accounted for under ASC 505-10-45-2 reflecting the Company’s right to receive prepayments and to deliver shares to the forward counterparty. Accordingly, pursuant to Regulation S-X 5-02.29, the Company recorded the prepayment as an increase to additional paid-in capital with an equal and offsetting subscription receivable as a decrease to additional paid-in capital. The subscription receivable was considered a debt-like host and the Company’s right to receive additional cash consideration up to a cap price based on the movement of the share price during a valuation period is an embedded feature that meets the definition of a derivative that meets the equity classification scope exception in ASC 815-40 and is not accounted for outside of equity.

In January 2025, the Company was paid $108.7 million for prepayments in respect of the forwards. The Company reduced the subscription receivable which resulted in an increase in total additional paid-in capital. The valuation period ended on March 17, 2025 with no additional consideration owed to the Company.

During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company entered into various equity distribution agreements with sales agents to sell shares of the Company’s Common Stock and AMC Preferred Equity Units, from time to time, through “at-the-market” offering programs. Subject to the terms and conditions of the equity distribution agreements, the sales agents used reasonable efforts consistent with their normal trading and sales practices, applicable law and regulations, and the rules of the NYSE to sell the Common Stock and AMC Preferred Equity Units from time to time based upon the Company’s instructions for the sales, including any price, time or size limits specified by the Company.

The below table summarizes the activity of the various “at-the-market” offerings for the years ending December 31, 2025, December 31, 2024, and December 31, 2023.

	Common Stock			AMC Preferred Equity Units
	December 31,			December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Shares or units issued	17.1	75.5	88.0	-	-	7.1
Gross proceeds	$63.0	261.8	675.5	$-	-	114.5
Sales agent fees paid	$0.6	6.4	16.9	$-	-	2.9
Other third-party issuance costs incurred	$0.3	1.9	1.1	$-	-	8.8
Other third-party issuance costs paid	$1.5	0.8	0.9	$-	-	11.7

The Company has used and intends to use the net proceeds from the sale of Common Stock and AMC Preferred Equity Units pursuant to the equity distribution agreements to repay, refinance, redeem or repurchase the Company’s existing indebtedness (including expenses, accrued interest and premium, if any), capital expenditures and otherwise for general corporate purposes.

Antara Transactions

On February 7, 2023, the Company issued 19,762,130 AMC Preferred Equity Units to Antara in exchange for $75.1 million in cash and $100.0 million aggregate principal amount of the Company’s Second Lien Notes. The Company recorded $193.7 million to stockholders’ deficit as a result of the transaction. The Company paid $1.4 million of accrued interest in cash upon exchange of the notes.

Stock-Based Compensation

Equity Incentive Plans

On June 5, 2024, the Company’s shareholders approved a new equity incentive plan (“2024 EIP”). Awards that may be granted under the 2024 EIP include options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), cash awards, and other equity-based awards. The 2024 EIP will be unlimited in duration and, in the event of termination, will remain in effect as long as any shares of awards under it are outstanding and not fully vested.

The 2013 equity incentive plan, as amended (“2013 EIP”), provided for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, stock awards, and cash performance awards. The 2013 EIP expired on December 17, 2023 and was replaced by the 2024 EIP. Awards granted under the 2013 EIP will continue to vest over their remaining requisite service periods, the latest of which ends in January 2026.

In 2023, AMC’s Board approved equitable adjustments to all outstanding awards under the 2013 EIP subsequent to the effectiveness of the Charter Amendments. The outstanding awards were proportionally adjusted consistent with the ratio used for the Reverse Stock Split and all awards previously convertible into AMC Preferred Equity Units are now convertible into Common Stock.

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2025	2024	2023
Special awards expense	$1.0	$2.1	$20.2
Board of director stock award expense	1.3	1.0	0.9
Restricted stock unit expense	13.4	12.3	14.3
Performance stock unit expense	1.2	6.5	6.7
Total equity classified awards:	16.9	21.9	42.1
Liability classified awards:
Restricted and performance stock unit expense	—	0.1	0.4
Total liability classified awards:	—	0.1	0.4
Total stock-based compensation expense	$16.9	$22.0	$42.5

As of December 31, 2025, the estimated remaining unrecognized compensation cost related to stock-based compensation arrangements was approximately $8.1 million. The weighted average period over which this remaining compensation expense will be recognized is approximately 1.3 years. The Company accounts for forfeitures when they occur.

Awards Granted

The Compensation Committee granted awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the Company’s equity incentive plans. Each RSU or PSU is convertible into one share of Common Stock upon vesting.

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

The awards granted under the Company’s equity incentive plans generally had the following features:

●	Board of Directors Stock Awards: The Company granted fully vested shares of Common Stock and AMC Preferred Equity Units to the independent members of its Board of Directors during the years ended December 31, 2025, Decembers 31, 2024, and December 31, 2023 as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Common Stock	370,586	202,392	8,560
AMC Preferred Equity Units	—	—	15,376

●	Restricted Stock Unit Awards: Each vested RSU will be settled by delivery of a single share of the Company’s Common Stock and therefore accounted for as equity instruments. Awards are generally settled as each individual tranche vests under the relevant agreements. The Company records stock-based compensation expense on a straight-line recognition method over the requisite vesting period. The RSUs granted during 2025, 2024, and 2023 vest over three years with 1/3 vesting in each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: PSUs awards are granted to certain members of management and executive officers. The total PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between three performance targets; the Adjusted EBITDA performance target, the free cash flow performance target and various strategic initiatives. The PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. The strategic initiative based 2025 PSU awards will vest if three to seven one-year strategic initiatives are achieved by the end of the 2025 Tranche Year and/or if four to ten two-year strategic initiatives are achieved by the end of the 2026 Tranche Year, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, in accordance with ASC 718, Compensation - Stock Compensation, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached.

Special Awards

On February 19, 2025, the compensation committee of AMC’s Board of Directors (“Compensation Committee”) approved modification of the performance goals applicable to all 2024 Tranche Year PSU awards. This was accounted for as a modification to the 2024 Tranche Year PSU awards which lowered the Adjusted EBITDA performance target such that 146% vesting was achieved. This modification resulted in the immediate additional vesting of 270,093 of the 2024 Tranche Year PSUs (4,181 cash settled units and 265,912 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the year ended December 31, 2025, the Company recognized $1.0 million of stock compensation expense related to these awards.

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

The activity related to the Company’s RSU and PSU awards for the year ended December 31, 2025 consisted of the following:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	PSUs	Fair Value
Nonvested at December 31, 2024	2,594,497	$9.35	1,281,617	$5.03
Granted (1)	3,122,126	3.57	324,969	3.57
Granted - Special Award	—	—	265,912	3.57
Vested	(479,247)	13.03	(682,193)	5.03
Vested - Special Award	—	—	(140,982)	3.57
Forfeited (1)	(211,485)	7.02	—	—
Cancelled (2)	(452,813)	13.36	(599,424)	5.03
Cancelled - Special Award (2)	—	—	(124,930)	3.57
Nonvested at December 31, 2025	4,573,078	4.73	324,969	3.57
Tranche Years 2026 and 2027 awarded under the 2025 PSU award and Tranche Year 2026 awarded under the 2024 PSU award with grant date fair values to be determined in year 2026 and 2027, respectively	—		3,000,921
Total nonvested at December 31, 2025	4,573,078		3,325,890

(1)	The number of PSUs granted and forfeited under the Tranche Year 2025 is based on attainment of performance targets at 0% for the Adjusted EBITDA target, 0% for the free cash flow target and 200% for the strategic initiatives. The number of PSUs granted under the Tranche Year 2026 assumes the Company will attain a performance target at 100% for strategic initiatives.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes and cancelled awards returned. As a result, the Company paid taxes for restricted unit withholdings of approximately $4.4 million during the year ended December 31, 2025.

The weighted-average grant date fair values of the RSU awards granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $3.57, $5.15 and $35.04, respectively. The weighted-average grant date fair values for the PSU awards granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $3.57, $5.03 and $40.40, respectively.

NOTE 9—INCOME TAXES

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

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is “more likely than not” that some portion of the deferred tax assets would not be realized. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods on a federal, state and foreign jurisdiction basis. The Company conducts its evaluation by considering all available positive and negative evidence, including historical operating results, forecasts of future profitability, the duration of statutory carryforward periods, and the outlooks for the motion picture industry and broader economy, among others. A significant piece of objective negative evidence evaluated was the cumulative losses incurred over the three-year period ended December 31, 2025 for each taxing jurisdiction. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of future taxable income.

The Company maintains a valuation allowance against U.S. deferred tax assets as well as international jurisdictions in which it operates, with the exception of Finland.

The income tax provision reflected in the consolidated statements of operations consists of the following components:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Current:
Federal	$—	$—	$—
Foreign	1.4	2.4	1.9
State	1.3	(1.8)	0.8
Total current	2.7	0.6	2.7
Deferred:
Federal	0.4	0.5	0.4
Foreign	0.4	(0.3)	(0.2)
State	1.0	1.3	0.5
Total deferred	1.8	1.5	0.7
Total provision	$4.5	$2.1	$3.4

Pre-tax losses consisted of the following:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Domestic	$(445.9)	$(192.4)	$(216.7)
Foreign	(182.0)	(158.1)	(176.5)
Total	$(627.9)	$(350.5)	$(393.2)

The difference between the effective tax rate on net loss from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Year Ended
(In millions)	December 31, 2025		December 31, 2024		December 31, 2023
Income tax expense (benefit) at the federal statutory rate	$(131.9)	21.0%	$(73.6)	21.0%	$(82.5)	21.0%
State and Local Income Taxes (1)	(21.1)	3.4%	(5.8)	1.7%	(16.8)	4.3%
State Valuation allowance adjustments	23.4	(3.7)%	5.0	(1.4)%	18.1	(4.6)%
Foreign Tax Effects
United Kingdom
Statutory Tax Rate Difference between the UK and the United States	(5.4)	0.9%	(5.0)	1.4%	(3.7)	0.9%
Valuation allowance adjustments	33.5	(5.3)%	29.6	(8.4)%	35.2	(9.0)%
Other	5.4	(0.9)%	2.1	(0.6)%	—	—%
Italy
Valuation allowance adjustments	1.4	(0.2)%	6.0	(1.7)%	12.1	(3.1)%
Return-to-provision	(0.2)	0.0%	(3.9)	1.1%	(7.0)	1.8%
Other	(0.3)	0.0%	(2.4)	0.7%	(3.1)	0.8%
Germany
Nondeductible items	3.3	(0.5)%	0.9	(0.3)%	0.9	(0.2)%
Valuation allowance adjustments	(5.5)	0.9%	0.2	(0.1)%	(1.4)	0.4%
Other	1.4	(0.2)%	1.5	(0.4)%	(2.5)	0.6%
Other Foreign Jurisdictions	6.4	(1.0)%	6.4	(1.8)%	8.2	(2.1)%
Enactment of New Tax Laws
Change in Tax Rate	—	—%	—	—%	—	—%
Enactment of Cross-Border Tax Laws
Global Intangible low-taxed income (GILTI)	—	—%	—	—%	—	—%
Tax Credits	(1.4)	0.2%	(1.5)	0.4%	(1.3)	0.3%
Change in Valuation Allowances	78.9	(12.6)%	37.1	(10.6)%	51.7	(13.2)%
Nontaxable or nondeductible items
Nondeductible compensation	4.3	(0.7)%	9.5	(2.7)%	3.9	(1.0)%
Litigation	—	—%	(8.4)	2.4%	20.8	(5.3)%
Disqualified debt interest	7.5	(1.2)%	3.8	(1.1)%	(38.4)	9.8%
Other	0.5	(0.1)%	0.6	(0.2)%	(2.7)	0.7%
Changes in unrecognized tax benefits	—	—%	—	—%	(0.2)	0.1%
Other Adjustments	4.3	(0.7)%	—	—%	12.1	(3.1)%
Income tax expense/Effective income tax rate	$4.5	(0.7)%	$2.1	(0.6)%	$3.4	(0.9)%

(1)	State taxes in California, Illinois, New Jersey and New York made up the majority (greater than 50%) of the tax effect in this category for 2025. California, Illinois and New York made up the majority in 2024 and 2023.

The significant components of deferred income tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025		December 31, 2024
	Deferred Income Tax		Deferred Income Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Tangible assets	$—	$(55.9)	$—	$(60.8)
Right-of-use assets	—	(802.2)	—	(831.5)
Accrued liabilities	13.7	—	11.2	—
Intangible assets	—	(135.5)	—	(128.0)
Receivables	—	(2.2)	12.1	—
Investments	2.5	—	44.4	—
Capital loss carryforwards	2.1	—	4.6	—
Pension and deferred compensation	16.1	—	15.5	—
Corporate borrowings	—	(1.1)	—	(52.8)
Disallowed interest	785.1	—	663.2	—
Deferred revenue	164.9	—	163.2	—
Lease liabilities	1,041.5	—	1,077.5	—
Other credit carryovers	32.6	—	31.1	—
Net operating loss carryforwards	769.3	—	727.9	—
Total	$2,827.8	$(996.9)	$2,750.7	$(1,073.1)
Less: Valuation allowance	(1,866.6)	—	(1,711.5)	—
Net deferred income taxes	$961.2	$(996.9)	$1,039.2	$(1,073.1)

A rollforward of the Company’s valuation allowance for deferred tax assets is as follows:

		Additions	Charged
	Balance at	Charged	(Credited)
	Beginning of	to	to Other	Balance at
(In millions)	Period	Expenses(1)	Accounts(2)	End of Period
Calendar Year 2025
Valuation allowance-deferred income tax assets	$1,711.5	126.1	29.0	$1,866.6
Calendar Year 2024
Valuation allowance-deferred income tax assets	$1,641.3	84.5	(14.3)	$1,711.5
Calendar Year 2023
Valuation allowance-deferred income tax assets	$1,513.0	122.1	6.2	$1,641.3

(1)	Primarily relates to the Company’s increase in the current year’s federal, state, and international net operating losses.
(2)	Primarily relates to amounts resulting from the Company’s changes in deferred tax assets and associated valuation allowance that are not related to income statement activity, as well as amounts charged to other comprehensive income.

The Company has federal income tax net operating loss carryforwards of $1,780.1 million. Approximately $313.7 million will expire between 2026 and 2037 and will be limited annually due to certain change in ownership provisions of the Code. Approximately $1,466.4 million can be used indefinitely. The Company’s foreign net operating losses of $1,068.4 million can be used indefinitely. The Company also has state income tax loss carryforwards of $3,042.6 million. Approximately $2,254.9 million may be used over various periods ranging from 1 to 20 years. Approximately $787.7 million can be used indefinitely.

A reconciliation of the change in the amount of unrecognized tax benefits was as follows:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$5.5	$5.5	$7.4
Gross decreases—expiration of statute of limitations	—	—	(1.9)
Balance at end of period	$5.5	$5.5	$5.5

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Generally, tax years beginning after December 31, 2006 are still open to examination by various taxing authorities. Additionally, as discussed above, the Company has net operating loss (“NOL”) carryforwards for tax years ended December 31, 2007 through December 31, 2025, in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations applicable to the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

NOTE 10—FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements. The following tables summarize the fair value hierarchy of the Company’s financial instruments carried at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2025 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$12.6	$—	$—	$12.6
Bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	131.9	—	—	131.9
Total liabilities at fair value	$144.5	$—	$—	$144.5

		Fair Value Measurements at December 31, 2024 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$157.6	$—	$—	$157.6
Total liabilities at fair value	$157.6	$—	$—	$157.6

Senior Secured Notes due 2030 embedded derivative valuation. The Company’s Senior Secured Exchangeable Notes due 2030 have conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation. The derivative features have been valued using a combination of Monte Carlo simulations, binomial lattice models, and discounted cash flow models. Monte Carlo simulations use repeated random sampling to simulate a wide range of possible outcomes. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the consolidated statements of operations.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030. The Company’s Existing Exchangeable Notes have conversion features that required bifurcation from the host instrument pursuant to ASC 815—Derivatives and Hedging. These conversion features were combined into a single derivative that comprises all features requiring bifurcation, see Note 7—Corporate Borrowings and Finance Lease Liabilities for further information. The derivative features have been valued using binomial lattice models. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and the discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the consolidated statements of operations.

Nonrecurring Fair Value Measurements. The following tables summarize the Company’s assets that were written down to their fair value on a nonrecurring basis as part of the Company’s impairment evaluation:

		Fair Value Measurements at December 31, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable	Total
	Value at	active market	inputs	inputs	Impairment
(In millions)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property, net	$22.5	$—	$—	$22.5	$19.2
Operating lease right-of-use assets:
Operating lease right-of-use assets	42.0	—	—	42.0	24.3
Total	$64.5	$—	$—	$64.5	$43.5

		Fair Value Measurements at December 31, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable	Total
	Value at	active market	inputs	inputs	Impairment
(In millions)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Losses
Property, net:
Property, net	$16.5	$—	$—	$16.5	$18.1
Operating lease right-of-use assets:
Operating lease right-of-use assets	45.6	—	—	45.6	54.2
Total	$62.1	$—	$—	$62.1	$72.3

Valuation Techniques. The Company primarily uses a discounted cash flow method in estimating the fair value of its long-lived assets. There is considerable management judgment with respect to cash flow estimates and appropriate discount rates to be used in determining fair value, and accordingly, actual results could vary significantly from such estimates. Such judgments and estimates include estimates of future attendance, revenues, cost expectations, capital expenditures, and the cost of capital, among others. At December 31, 2025, estimated cash flows were discounted at 9.5% for theatres in U.S. markets and 10.5% for theatres in the International markets. At December 31, 2024, estimated cash flows were discounted at 9.0% for theatres in U.S. markets and 10.5% for theatres in International markets.

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

Valuation Technique. The Company estimated the fair value utilizing a discounted cash flow analysis with a discount yield interpolated by reference to the Company’s other outstanding debt instruments with consideration given to the nature of collateral available to the security relative to the Company’s other debt instruments. See Note 7—Corporate Borrowings and Finance Lease Liabilities for further information.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at December 31, 2025 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$19.9	$—	$19.9	$—
Corporate borrowings (excluding derivatives)	3,874.1	—	3,864.0	—

		Fair Value Measurements at December 31, 2024 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$64.2	$—	$65.0	$—
Corporate borrowings (excluding derivatives)	3,853.3	—	3,866.3	—

Valuation Technique. Quoted market prices and observable market-based inputs were used to estimate fair value for Level 2 inputs. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 7—Corporate Borrowings and Finance Lease Liabilities for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 11—SEGMENT REPORTING

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

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Year Ended
	December 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$3,706.1	$1,142.8	$4,848.9
Less:
Film exhibition costs	1,020.5	254.7	1,275.2
Food and beverage costs	241.2	85.8	327.0
Operating expense, excluding depreciation and amortization (2)	1,318.9	452.5	1,771.4
Rent	650.1	237.2	887.3
General and administrative expense - other, excluding depreciation and amortization (3)	128.3	85.1	213.4
Other segment items (4)	1.1	(14.0)	(12.9)
Adjusted EBITDA	$346.0	$41.5	$387.5

	Year Ended
	December 31, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$3,544.2	$1,093.0	$4,637.2
Less:
Film exhibition costs	988.8	250.4	1,239.2
Food and beverage costs	225.7	79.9	305.6
Operating expense, excluding depreciation and amortization (2)	1,249.0	425.0	1,674.0
Rent	649.9	223.7	873.6
General and administrative expense - other, excluding depreciation and amortization (3)	130.6	74.2	204.8
Other segment items (4)	(1.3)	(2.6)	(3.9)
Adjusted EBITDA	$301.5	$42.4	$343.9

	Year Ended
	December 31, 2023
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues	$3,688.7	$1,123.9	$4,812.6
Less:
Film exhibition costs	1,023.3	267.8	1,291.1
Food and beverage costs	233.9	81.4	315.3
Operating expense, excluding depreciation and amortization (2)	1,261.8	427.2	1,689.0
Rent	651.5	222.0	873.5
General and administrative expense - other, excluding depreciation and amortization (3)	130.9	68.5	199.4
Other segment items (4)	(3.8)	(6.2)	(10.0)
Adjusted EBITDA	$391.1	$63.2	$454.3

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain operating expenses as further defined in the reconciliation of net loss to Adjusted EBITDA below.
(3)	General and administrative expense – other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, net periodic pension cost (benefit), and attributable EBITDA from international theatre joint ventures.

Other segment disclosures:

	Year Ended
	December 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$239.1	$74.3	$313.4
Income tax provision	2.7	1.8	4.5
Other expense (income)	159.2	(40.0)	119.2
Other significant noncash items:
Stock-based compensation expense	15.8	1.1	16.9
Impairment of long-lived assets	28.0	15.5	43.5
Equity in earnings of non-consolidated entities	(5.7)	(1.1)	(6.8)
Capital expenditures	174.2	71.9	246.1

	Year Ended
	December 31, 2024
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$247.5	$72.0	$319.5
Income tax provision	—	2.1	2.1
Other income	(113.7)	(30.1)	(143.8)
Other significant noncash items:
Stock-based compensation expense	20.0	2.0	22.0
Impairment of long-lived assets	51.9	20.4	72.3
Equity in earnings of non-consolidated entities	(10.7)	(1.7)	(12.4)
Capital expenditures	171.4	74.1	245.5

	Year Ended
	December 31, 2023
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$286.5	$78.5	$365.0
Income tax provision	1.8	1.6	3.4
Other income	(47.3)	(21.8)	(69.1)
Other significant noncash items:
Stock-based compensation expense	38.3	4.2	42.5
Impairment of long-lived assets	49.2	57.7	106.9
Equity in earnings of non-consolidated entities	(5.5)	(2.2)	(7.7)
Capital expenditures	167.0	58.6	225.6

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Net loss	$(632.4)	$(352.6)	$(396.6)
Plus:
Income tax provision (1)	4.5	2.1	3.4
Interest expense	530.2	443.7	411.2
Depreciation and amortization	313.4	319.5	365.0
Impairment of long-lived assets (2)	43.5	72.3	106.9
Certain operating expense (3)	14.6	5.4	2.5
Equity in earnings of non-consolidated entities (4)	(6.8)	(12.4)	(7.7)
Attributable EBITDA (5)	2.3	1.9	2.2
Investment income (6)	(32.1)	(16.3)	(15.5)
Other expense (income) (7)	129.8	(141.8)	(61.3)
Merger, acquisition and other costs (8)	3.6	0.1	1.7
Stock-based compensation expense (9)	16.9	22.0	42.5
Adjusted EBITDA	$387.5	$343.9	$454.3

(1)	For information regarding the income tax provision (benefit), see Note 9—Income Taxes.
(2)	During the year ended December 31, 2025, the Company recorded non-cash impairment charges related to its long-lived assets of $28.0 million on 47 theatres in the U.S. markets with 560 screens which were related to property, net and operating lease right-of-use assets, net and $15.5 million on 20 theatres in the International markets with 159 screens which were related to property, net and operating lease right-of-use assets, net.

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

(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets, and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or are non-operating in nature.

(4)	Equity in earnings of non-consolidated entities during the year ended December 31, 2025, primarily consisted of equity in earnings from AC JV of $(4.8) million. Equity in earnings of non-consolidated entities during the year ended December 31, 2024, primarily consisted of equity in earnings from AC JV of $(10.0) million. Equity in earnings of non-consolidated entities during the year ended December 31, 2023, primarily consisted of equity in earnings from AC JV of $(4.9) million.
(5)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Equity in (earnings) of non-consolidated entities	$(6.8)	$(12.4)	$(7.7)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(5.7)	(11.5)	(6.6)
Equity in earnings of International theatre joint ventures	1.1	0.9	1.1
Income tax provision	0.1	—	0.1
Investment income	(0.5)	(0.4)	(0.6)
Interest expense	0.2	0.1	0.2
Depreciation and amortization	1.4	1.3	1.4
Attributable EBITDA	$2.3	$1.9	$2.2

(6)	Investment income during the year ended December 31, 2025 includes interest income of $(8.0) million and realized and unrealized gains on the Company’s investments in Hycroft of $(34.4) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

Investment income during the year ended December 31, 2024 includes interest income of $(19.2) million, partially offset by unrealized losses on the Company’s investments in Hycroft of $2.9 million.

Investment income during the year ended December 31, 2023 included a $(15.5) million gain on sale of the Company’s investment in Saudi Cinema Company LLC and interest income of $(15.4) million, partially offset by unrealized losses on the Company’s investments in Hycroft of $12.6 million, $1.8 million of expense for NCM common units, and a $1.0 million impairment of an equity security without a readily determinable fair value.

(7)	Other expense during the year ended December 31, 2025 includes net losses on debt extinguishment of $196.0 million, an increase in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $19.3 million, and term loan modification third party fees of $3.1 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(56.7) million, foreign currency transaction gains of $(28.1) million, and shareholder litigation recoveries of $(3.8) million.

Other income for the year ended December 31, 2024 includes a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(75.8) million, shareholder litigation recoveries of $(40.2) million, net gains on debt extinguishment of $(38.9) million, and a vendor dispute of $(36.2) million, partially offset by term loan modification third party fees of $42.3 million and foreign currency transaction losses of $7.0 million.

Other income for the year ended December 31, 2023 includes gains on debt extinguishment of $(142.8) million and foreign currency transaction gains of $(17.8) million, partially offset by a non-cash litigation charge of $99.3 million.

(8)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(9)	Non-cash expense included in general and administrative: other.

Financial information about geographic area is as follows:

	Year Ended
Revenues (In millions)	December 31, 2025	December 31, 2024	December 31, 2023
United States	$3,706.1	$3,544.2	$3,688.7
United Kingdom	428.5	408.8	400.9
Spain	153.4	143.3	148.2
Sweden	122.5	116.4	124.9
Italy	147.3	147.6	151.9
Germany	124.3	111.6	125.8
Finland	84.7	90.1	97.9
Ireland	33.1	32.5	32.2
Other foreign countries	49.0	42.7	42.1
Total revenues	$4,848.9	$4,637.2	$4,812.6

	As of	As of
Long-term assets, net (In millions)	December 31, 2025	December 31, 2024
United States	$5,267.4	$5,474.2
International	2,019.9	1,826.1
Total long-term assets (1)	$7,287.3	$7,300.3

(1)	Long-term assets are comprised of property, operating lease right-of-use assets, intangible assets, goodwill, deferred tax assets, net and other long-term assets.

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2023	$(77.7)	$(0.5)	$(78.2)
Other comprehensive income (loss)	(55.6)	1.8	(53.8)
Balance December 31, 2024	$(133.3)	$1.3	$(132.0)
Other comprehensive income (loss)	95.0	(5.2)	89.8
Balance December 31, 2025	$(38.3)	$(3.9)	$(42.2)

The tax effects allocated to each component of other comprehensive income (loss) is as follows:

	Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
		Tax			Tax			Tax
	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax	Pre-Tax	(Expense)	Net-of-Tax
(In millions)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized foreign currency translation adjustment	$94.8	$0.2	$95.0	$(55.5)	$(0.1)	$(55.6)	$0.5	$0.6	$1.1
Pension and other benefit adjustments:
Net gain (loss) arising during the period, net of tax	(5.2)	—	(5.2)	1.8	—	1.8	(2.0)	—	(2.0)
Other comprehensive income (loss)	$89.6	$0.2	$89.8	$(53.7)	$(0.1)	$(53.8)	$(1.5)	$0.6	$(0.9)

NOTE 13—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon conversion of the Existing Exchangeable Notes and New Exchangeable Notes, if dilutive. Diluted earnings per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Existing Exchangeable Notes and New Exchangeable Notes.

The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended	Year Ended	Year Ended
(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net loss for basic and diluted loss per share	$(632.4)	$(352.6)	$(396.6)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	472,899	332,920	167,644

Basic and diluted loss per common share	$(1.34)	$(1.06)	$(2.37)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Included in the computation of basic loss per share are 1,869,173 contingently issuable RSUs whose issuance conditions were satisfied when the grantee attained retirement eligibility or when the normal service conditions had been met. These contingently issuable RSUs will not be issued until their vesting dates. For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, unvested RSUs of 2,703,905; 1,662,429; and 272,469, respectively, were not included in the computation of diluted loss per share because they would be anti-dilutive.

All Tranche Year PSUs which had been attained at December 31, 2025, December 31, 2024, and December 31, 2023 were included in basic loss per share for each respective period because the issuance of the related shares were contingent only upon the passage of time. Therefore, no granted Tranche Year PSUs at December 31, 2025, December 31, 2024, and December 31, 2023 could further dilute basic loss per share.

The Company has excluded approximately 22.3 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for the year ended December 31, 2025, because they would be anti-dilutive. The Company had excluded approximately 85.2 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for the year ended December 31, 2024, because they would have been anti-dilutive.

The New Exchangeable Notes are convertible into between 77.1 million and 141.4 million shares of Common Stock which could potentially dilute future basic earnings per share. Additionally, the Company has agreed to pay $21.3 million of fees payable in shares of Common Stock to holders of the New Exchangeable Notes. These additional shares could also potentially dilute future basic earnings per share. See Note 7—Corporate Borrowings and Finance Lease Liabilities for more information.

NOTE 14—SUBSEQUENT EVENTS

Share Issuances. In February 2026, the Company entered into a sales and registration agreement (the “2026 Sales and Registration Agreement”) with (1) Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Yorkville Securities, LLC, from time to time acting as sales agents (in such capacity, the “Sales Agents”) and (2) Goldman Sachs & Co. LLC, as the Forward Seller of any and all Hedging Shares offered by the Forward Counterparty (in each case, as defined below), and Goldman Sachs International, acting in its capacity as Forward Counterparty, relating to shares of Common Stock of the Company having an aggregate offering price of up to $150,000,000.

In accordance with the terms of the 2026 Sales and Registration Agreement, the Company may issue and sell shares of Common Stock covered by the prospectus supplement at any time and from time to time through the Sales Agents. The Sales Agents may act as agent on the Company’s behalf or purchase shares of Common Stock from the Company as principal for its own account.

The Company also entered into a master confirmation (the “Master Confirmation”) with Goldman Sachs International (in its capacity as buyer under any Forward (as defined herein), the “Forward Counterparty”) pursuant to which the Company expects to enter into one or more collared forward transactions (each a “Forward”), under which the Company agreed to sell up to the number of shares of Common Stock specified in such Forward (subject to adjustment as set forth therein) to the Forward Counterparty. If the Company enters into a Forward with the Forward Counterparty, to establish a hedge position under such Forward, the Forward Counterparty will have a pledge of up to the maximum number of shares of Common Stock deliverable under such Forward (the “Hedging Shares”) from the Company, with a right to rehypothecate the pledged shares, and will rehypothecate and sell up to such maximum number of shares through Goldman Sachs & Co. LLC acting as the statutory underwriter (in such capacity, the “Forward Seller”) in an offering under a prospectus supplement and accompanying prospectus over a period of time to be agreed between the Company and the Forward Counterparty for such Forward (an “Initial Hedging Period”), all subject to the terms of the 2026 Sales and Registration Agreement. The Initial Hedging Period for any Forward that the Company may enter into during a reporting quarter is expected to terminate during such reporting quarter or shortly thereafter. The establishment of such hedge positions could have the effect of decreasing, or limiting an increase in, the market price of Common Stock.

The Company has been advised by the Forward Counterparty that it expects that, on the same days during the Initial Hedging Period when it is selling a number of Hedging Shares underlying the Forward, the Forward Counterparty or its affiliate(s) will be contemporaneously purchasing a substantial portion of such number of shares in the open market for its own account, as the Forward Counterparty expects its initial hedge position in respect of any Forward to be substantially less than the number of shares underlying such Forward. Such purchases in the open market may have the effect of increasing, or limiting a decrease in the market price of Common Stock. The number of shares underlying any Forward will be reduced in the event that the Forward Counterparty is unable to introduce the maximum number of shares deliverable under the Forward into the public market during the Initial Hedging Period (including as a result of the prospectus being unavailable at any time during such Initial Hedging Period).

In addition, the Company has been advised by the Forward Counterparty that the Forward Counterparty expects to dynamically modify its hedge positions for its own account by it or its affiliate(s) buying or selling shares of Common Stock or engaging in derivatives or other transactions with respect to Common Stock from time to time during the term of a particular Forward, including during the valuation period for such Forward. The purchases and sales of shares of Common Stock or other hedging transactions by the Forward Counterparty to modify the Forward Counterparty’s hedge positions from time to time during the term of the Forward may variously have a positive, negative or neutral impact on the market price of Common Stock, depending on market conditions at such times.

The settlement price per share under a Forward at maturity (whether on the scheduled maturity date or an accelerated maturity date, as applicable, for the Forward or a portion thereof) will be based on the arithmetic average of volume weighted prices of Common Stock during the valuation period for such Forward that will run between the completion of the Initial Hedging Period for such Forward or shortly thereafter and applicable maturity (the “Reference Price”), subject to the agreed forward floor and cap prices. The Forward will specify the floor percentage (which will be less than 100%) and the cap percentage (which will be more than 100%). Upon completion of the Initial Hedging Period with respect to such Forward, the forward floor price and the forward cap price will be determined by multiplying the weighted average prices at which the Forward Counterparty will have sold the shares of Common Stock during the Initial Hedging Period to establish its hedge position for such Forward by the floor percentage and the cap percentage, respectively. The floor price is intended to mitigate the downside risk of any potential decline in the Reference Price below the floor price during the valuation period, but the cap price would also limit the potential upside benefit to the extent the Reference Price were to exceed the cap price during the valuation period. The Company will determine the scheduled maturity of a Forward at the time we enter into such Forward based, among other factors, upon the market conditions at the time, and the Company currently expects that such scheduled maturity will be approximately six months after completion of the Initial Hedging Period for such Forward.

If the Company enters into any Forward with the Forward Counterparty, the Company expects to receive under such Forward, (x) an initial cash payment after completion of the respective Initial Hedging Period for such Forward or shortly thereafter, based on, among other factors, the floor price and prepayment percentage agreed for such Forward, if any and (y) at maturity of such Forward (or a portion thereof), an additional payment, if any, to the extent that the total amount due under such Forward exceeds the initial cash payment. If the number of the shares of Common Stock underlying any Forward is reduced upon completion of the Initial Hedging Period therefor as described above, the Company would not be entitled to receive the full amounts upon prepayment and/or at maturity of such Forward that it may initially anticipate at the time of entry into such Forward.

Through February 20, 2026, the Company was paid $26.2 million as initial gross cash proceeds for 20.4 million shares of Common Stock sold in at-the-market offerings. Fees paid to sales agents were approximately $0.5 million.

Indenture Amendments. On January 29, 2026, Holdings and Muvico, entered into a letter agreement (the “Letter Agreement”) with certain holders of Muvico’s New 2029 Notes, (such holders, the “New 2029 Noteholders”) pursuant to which Holdings, Muvico, and the 2029 Noteholders agreed to amend the New 2029 Notes Indenture. The amendments (the “Indenture Amendments”) will, among other things, provide the Company with the flexibility to:

●	refinance its Credit Agreement and the Odeon Notes issued by Odeon Finco PLC, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, with new debt that may be secured and guaranteed by Holdings, OCGL, and Muvico, and
●	incur up to an additional $50 million of secured debt under the New 2029 Notes Indenture.

Pursuant to the Letter Agreement, the parties agreed to cooperate (including cooperating with the trustee and the notes collateral agent) in good faith to memorialize and effectuate the Indenture Amendments as soon as reasonably practicable, and in any event, no later than February 23, 2026. In consideration for the 2029 Noteholders’ agreement to the Indenture Amendments, the Company will pay the 2029 Noteholders a maximum fee of up to 17,806,866 shares of Common Stock (the “Consent Fee”), subject to a reduction depending on the trading price of the Common Stock for a period following the date of the Letter Agreement.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. With management’s participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of December 31, 2025, based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There were no changes in its internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

In the fourth quarter of 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, AMC Entertainment Holdings, Inc. did not adopt or terminate any Rule 10b5-1 trading arrangement during the fourth quarter of 2025.

Compensatory Arrangements of Certain Officers

In order to recognize the ongoing extraordinary efforts of the Company’s management team as the theatrical exhibition industry continues to lag its pre-pandemic performance, encourage continued engagement, and incentivize executives during continued difficult business conditions, on February 19, 2026, the Compensation Committee of the Company’s Board of Directors (the “Committee”), in consultation with the Company’s independent compensation consultant, approved modification of the performance goals for the fiscal year ended December 31, 2025, applicable to certain Performance Stock Units (“PSUs”) granted under the 2013 and 2024 Equity Incentive Plans (collectively, the “EIP”) to certain officers, including the named executive officers (“NEOs”) and certified achievement measured against such modified performance goals.

As described in the Company’s definitive proxy statement on Schedule 14A in connection with its 2025 Annual Meeting of Stockholders, filed on October 24, 2025, each year the Committee approves annual grants under the EIP, a portion of which are designated as PSUs. The PSUs are divided into tranches with each tranche allocated to a fiscal year during the three-year period covered by the grant (each a “Tranche Year”). Each tranche is eligible to vest based upon attainment of certain financial performance goals during its applicable Tranche Year. The performance goals are established at the beginning of the applicable Tranche Year based upon the Company’s financial plan, which in turn is highly dependent upon forecasts of overall industry box office. For the 2025 Tranche Year, primarily due to changes to studio movie release schedules and weaker than expected consumer demand for the titles released, which were outside the control of the Company, industry box office was lower than the forecasts upon which the performance goals were predicated. As a result, PSUs allocated to the 2025 Tranche Year with unindexed Adjusted EBITDA performance goals would have vested at 0% and PSUs allocated to the 2025 Tranche Year with unindexed free cash flow performance goals would have vested at 0%. The Committee determined that it was equitable to index the 2025 Tranche Year performance goals to reflect actual industry conditions during the 2025 Tranche Year. After modification of the performance goals as described above, the PSUs allocated to the 2025 tranche year with adjusted EBITDA performance goals will vest at a level of 200% and PSUs allocated to the 2025 tranche year with free cash flow performance goals will vest at a level of 200%. Given the management team’s continued focus on maximizing results despite industry factors outside its control, the Committee felt that the modifications were justified and consistent with the goals of the Company’s executive compensation programs, namely to attract, retain, motivate and reward talented executives.

The table below reflects the incremental number of shares issuable (prior to tax withholding) to NEOs as a result of the modification of the performance goals:

NEO	Common Stock
Adam Aron	1,377,832
Sean Goodman	369,940
Dan Ellis	174,590
Mark Way	157,136
Carla Chavarria	139,598

As a result of the modification of the performance goals, in the first quarter of 2026 the Company estimates it will issue approximately 2.1 million additional shares of Common Stock net of tax withholding, incur approximately $4.6 million of incremental stock compensation expense, and make estimated incremental cash payments of approximately $2.1 million to cover tax withholding.

Retention Bonuses

On February 19, 2026, the Compensation Committee of the Company’s Board of Directors approved one-time cash bonuses (the “Retention Bonuses”) to each of the Company’s Executive Vice Presidents in the amounts set forth below:

Officer	Title	Retention Bonus
Sean Goodman	Executive Vice President, International Operations, Chief Financial Officer & Treasurer	$1,000,000
Dan Ellis	Executive Vice President, Chief Operations, Development & Marketing Officer	$500,000
Mark Way	Executive Vice President, Europe	$250,000

The Retention Bonuses are payable in two installments with 25% payable on February 19, 2028, and 75% payable on February 19, 2029, subject to the officer’s continued employment on such dates.

2026 Annual Meeting

The Company plans to hold its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) on September 24, 2026. The time and location of the 2026 Annual Meeting will be specified in the 2026 proxy statement. Because the 2026 Annual Meeting will be more than thirty (30) days prior to the anniversary of the Company’s 2025 Annual Meeting of Stockholders, the Company is disclosing a new deadline for submission of stockholder proposals for inclusion in the 2026 proxy statement pursuant to Rule 14a-8 under the Exchange Act. In accordance with Rule 14a-5(f) of the Exchange Act, the Company is hereby informing stockholders that to be considered for inclusion in the 2026 proxy statement, stockholder proposals submitted under Rule 14a-8 of the Exchange Act must be in writing and received by the Corporate Secretary at the Company’s principal offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211, no later than 5:00 pm Central Time on April 30, 2026, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Such proposals must also comply with the remaining requirements of Rule 14a-8. Any proposal submitted after the foregoing deadline will not be considered timely and will be excluded from the 2026 proxy statement.

Additionally, in accordance with the advance notice provisions set forth in the Company’s Bylaws, in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it must be received by the Corporate Secretary not earlier than May 27, 2026, and no later than June 26, 2026. In addition to satisfying the foregoing requirements under the Company’s Bylaws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than July 26, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

For information with respect to the executive officers of the Company, see “Information about our Executive Officers” included as a separate item at the end of Part I, Item 1 of this Form 10-K.

All other information called for by this item is hereby incorporated herein by reference to the relevant information under the headings “Proposal 2 - Election of Directors”, “Delinquent Section 16(A) Reports”, and “Corporate Governance” in our definitive proxy statement on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2025 (the “Annual Meeting Proxy Statement”).

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

1.2

Sales and Registration Agreement, dated as of February 9, 2026, by and among AMC Entertainment Holdings, Inc., Goldman Sachs & Co. LLC and Goldman Sachs International (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on February 9, 2026).

3.1

Fourth Amended and Restated Bylaws of AMC Entertainment Holdings, Inc. effective February 22, 2024 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report Form 10-K (File No. 1-33892) filed on February 28, 2024).

3.2

Fourth Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 11, 2025).

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

*4.4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

4.7

Indenture, dated as of October 20, 2022, among Odeon Finco PLC, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and security agent (including the form of the 12.75% Senior Secured Note due 2027) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892 filed on October 20, 2022).

4.8

Guarantee Agreement, dated as of October 20, 2022, among AMC Entertainment Holdings, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October, 20, 2022).

4.9

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

4.10

Exchangeable Notes Indenture, by and among Muvico, LLC, the guarantors party thereto, and GLAS Trust Company LLC, as trustee and as notes collateral agent, dated as of July 22, 2024 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

Exhibit Number	Description
4.11

Form of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Note due 2030 (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

4.12

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

4.14

Supplemental Indenture, dated as of July 1, 2025, by and among Muvico, the guarantors party thereto and GLAS Trust Company LLC, as trustee and notes collateral agent (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 1, 2025).

4.15

New 2029 Notes Indenture, by and among Muvico, the Company, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and as notes collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.15(a)

Letter Agreement, by and among Muvico, the Company and the 2029 Noteholders, dated as of January 29, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on January 29, 2026).

4.16

Form of Senior Secured Note due 2029 (included as Exhibit A to Exhibit 4.18 hereto) (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.17

New Exchangeable Notes Indenture, by and among Muvico, the Company, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and as notes collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.17(a)

Supplemental Indenture, by and among Muvico, the Company, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of January 12, 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on January 12, 2026).

4.18

Form of Senior Secured Exchangeable Note due 2030 (included as Exhibit A to Exhibit 4.20 hereto) (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

Exhibit Number	Description
4.19

First Amendment to Credit Agreement, by and among AMC, the guarantors party thereto, the lenders party thereto, Credit Agreement Collateral Agent, Centertainment, Muvico and the other Existing Guarantors, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.20

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

4.21

Joinder No. 5 to Existing Restricted Group First Lien Intercreditor Agreement, by and among Company, the AMC Group Guarantors, the Credit Agreement Collateral Agent and the other agents party thereto, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.22

First Lien/Intermediate Lien Centertainment Group Intercreditor Agreement, by and among the Company, Centertainment, Muvico and the other Existing Guarantors, the Credit Agreement Collateral Agent, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.8 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.23

1.25 Lien/1.5 Lien Centertainment Group Intercreditor Agreement, by and among the Company, Muvico, Centertainment and the other Muvico Group Guarantors, the New Exchangeable Notes Collateral Agent and the New 2029 Notes Collateral Agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.9 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.24

Existing 7.5% Notes Supplemental Indenture, by and among the Company, the guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, dated as of July 24, 2025 (incorporated by reference from Exhibit 4.10 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 25, 2025).

4.25

Supplemental Indenture, by and among Muvico, the Company, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, dated as of February 12, 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on February 13, 2026).

+10.1

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

+10.2

American Multi-Cinema, Inc. Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC’s Annual Report on Form 10-K (File No. 1-8747) filed June 18, 2007).

Exhibit Number	Description
+10.3

Form of Indemnification Agreement by and between AMC Entertainment Holdings, Inc. and its Directors and Executive Officers (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 22, 2013, as amended).

+10.4

Employment Agreement, dated as of December 14, 2015, by and among AMC Entertainment Holdings, Inc. and Adam M. Aron (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on December 15, 2015).

+10.5	AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 7, 2014).

+10.5(a)

AMC Entertainment Holdings, Inc. Clarifying Amendment to 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K (File No. 1-33892) filed on March 10, 2015).

+10.5(b)

Second Amendment to AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of July 29, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 31, 2020).

+10.5(c)

Third Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, approved as of October 30, 2020 (incorporated by reference from Exhibit 10.10 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

+10.5(d)

Fourth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 15, 2022 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on August 4, 2022).

+10.5(e)

Fifth Amendment to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan, effective as of August 25, 2023 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 10-Q (File No. 1-33892) filed on November 8, 2023).

+10.5(f)	Form of Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-190904) filed on November 27, 2013, as amended).

+10.5(g)

Form of Director Stock Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

+10.5(h)

Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on June 9, 2020).

+10.5(i)

Form of First Modification to the AMC Entertainment Holdings, Inc. 2013 Equity Incentive Plan Special Performance Stock Unit Award Notice & Agreement Dated February 26, 2020, First Modification Effective October 30, 2020 (incorporated by reference from Exhibit 10.11 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

Exhibit Number	Description
+10.5(j)	2013 Equity Incentive Plan Change in Control Policy (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 5, 2023).

+10.6

Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.9 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 4, 2020).

+10.6(a)

Amendment executed March 19, 2021, to the Employment Agreement between AMC Entertainment Holdings, Inc. and Sean D. Goodman executed on October 6, 2020 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on March 19, 2021).

*+10.7	AMC Entertainment Holdings, Inc. Annual Incentive Compensation Program Continuing Structure, as amended and restated by the Compensation Committee February 19, 2026.

+10.8

Employment Agreement, dated as of December 20, 2016, by and between Daniel E. Ellis and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on May 9, 2022).

+10.9

Employment Agreement, dated as of August 11, 2023, by and between Ellen Copaken and AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on November 8, 2023).

+10.10	AMC Entertainment Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on June 7, 2024).

10.11

Asset Transfer Agreement, by and among American Multi-Cinema, Inc., Centertainment Development, LLC, and Muvico, LLC, dated as of July 22, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.12

Management Services Agreement, by and among Muvico, LLC, Centertainment Development, LLC, and American Multi-Cinema, Inc. (together with its applicable affiliates thereto), dated as of July 22, 2024 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.13

Intercompany License Agreement, by and among Muvico, LLC and American Multi-Cinema, Inc. (together with its applicable affiliates thereto), dated as of July 22, 2024 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on July 22, 2024).

10.14

Master Confirmation, dated as of December 6, 2024, by and between AMC Entertainment Holdings, Inc. and Goldman Sachs International (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on December 6, 2024).

10.15

Master Confirmation, dated as of February 9, 2026, by and between AMC Entertainment Holdings, Inc. and Goldman Sachs International (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on February 9, 2026).

Exhibit Number	Description
10.16

AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program, Amended & Restated, Effective January 1, 2025 (incorporated by reference from Exhibit 10.22 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on February 25, 2025).

+10.17

Employment Agreement, dated as of November 10, 2017, by and among AMC Entertainment Holdings, Inc. and Carla Chavarria (incorporated by reference from Exhibit 10.1 to AMC’s Quarterly Report on Form 10-Q (File No. 1-33892) filed on (May 7, 2025).

10.18

Transaction Support Agreement, dated as of July 1, 2025, by and among AMC, Muvico and the Consenting Secured Parties (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on July 1, 2025).

*+10.19	Employment Agreement, dated as of November 18, 2025, by and among AMC Entertainment Holdings, Inc. and Edwin Gladbach.

*+10.20	Senior Executive Services Agreement, dated as of November 30, 2016, by and among Odeon Cinemas Limited and Mark Way.

*+10.21	Employment Agreement, dated as of September 11, 2020, by and among AMC Entertainment Holdings, Inc. and Nikkole Denson-Randolph.

19

AMC Entertainment Holdings, Inc. Insider Trading Policy, revised as of February 23, 2023 (incorporated by reference to Exhibit 19 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on February 25, 2025).

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

97.1

AMC Entertainment Holdings, Inc. Executive Compensation Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to AMC’s Annual Report on Form 10-K (File No. 1-33892) filed on February 25, 2025).

**101.INS	Inline XBRL Instance Document

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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
Date: February 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ADAM M. ARON	Chairman of the Board, Chief Executive Officer and President
Adam M. Aron	(principal executive officer)
February 23, 2026
/s/ ANTHONY J. SAICH
Anthony J. Saich	Director
February 23, 2026
/s/ DENISE CLARK
Denise Clark	Director
February 23, 2026
/s/ HOWARD KOCH, JR.
Howard Koch, Jr.	Director
February 23, 2026
/s/ PHILIP LADER
Philip Lader	Director
February 23, 2026
/s/ ADAM J. SUSSMAN
Adam J. Sussman	Director
February 23, 2026
/s/ GARY F. LOCKE
Gary F. Locke	Director
February 23, 2026
/s/ KERI PUTNAM
Keri Putnam	Director
February 23, 2026
/s/ MARCUS GLOVER

Marcus Glover	Director
February 23, 2026
/s/ SONIA JAIN
Sonia Jain	Director
February 23, 2026
/s/ SEAN D. GOODMAN	Executive Vice President, International Operations
Sean D. Goodman	Chief Financial Officer and Treasurer (principal financial officer)
February 23, 2026
/s/ CHRIS A. COX	Senior Vice President and Chief Accounting
Chris A. Cox	Officer (principal accounting officer)
February 23, 2026