Form 10-K/A
period 2025-12-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2026-04-30
CIK 1411579

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, computed by reference to the price at which the registrant’s Class A common stock was last sold on the New York Stock Exchange on such date was $1,342,745,039 (433,143,561 shares at a closing price per share of $3.10).

Shares of Class A common stock outstanding — 612,069,425 shares at April 24, 2026

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Kansas City, Missouri	42

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of AMC Entertainment Holdings, Inc. for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Original Report” and together with this Amendment No. 1, this “Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G(3) to Form 10-K (“Instruction G”), which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

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

As previously disclosed in the Original Report, we plan to hold our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) on September 24, 2026. The time and location of the 2026 Annual Meeting will be specified in the 2026 proxy statement. Unless the context otherwise indicates, references to “AMC,” “our company,” “the Company,” “us,” “we” and “our” refer to AMC Entertainment Holdings, Inc. and its consolidated subsidiaries.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company

Each of the biographies of our directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that caused the Board to determine that the person should be nominated for election as a director. The following information is as of April 24, 2026.

Mr. Adam M. Aron

Mr. Aron, 71, has served as Chief Executive Officer, President, and a director of the Company since January 2016, and as Chairman of the Board since July 2021. From February 2015 to December 2015, Mr. Aron was Chief Executive Officer of Starwood Hotels and Resorts Worldwide, Inc. and served on its board of directors from 2006 to 2015. Since 2006, Mr. Aron has also served as Chairman and Chief Executive Officer of World Leisure Partners, Inc., which he founded and which serves as a personal consultancy firm for matters related to travel and tourism, high-end real estate development, and professional sports. Mr. Aron served as Chief Executive Officer and Co-Owner of the Philadelphia 76ers from 2011 to 2013 and remained an investor in the team through early 2023. From 2006 to 2015, Mr. Aron served as Senior Operating Partner of Apollo Management L.P., a leading private equity investor. During the past ten years, Mr. Aron has previously served on the board of directors of Norwegian Cruise Line Holdings, Ltd., Centricus Acquisitions Corp., Prestige Cruise Holdings, Inc., and HBSE, which is a private company that owns the NHL’s New Jersey Devils and the NBA’s Philadelphia 76ers. Mr. Aron received a Master of Business Administration degree with distinction from the Harvard Business School and a Bachelor of Arts degree cum laude from Harvard College. Mr. Aron brings to the Board significant business and executive leadership experience, including valuable insight into consumer services. In a variety of industries, he has more than 30 years of experience as a Chief Executive Officer, more than 35 years of experience as a corporate director, and more than 45 years of consumer-engagement experience.

Ms. Denise M. Clark

Ms. Clark, 68, has served as a director of the Company since January 2023. Ms. Clark is a global information technology executive with experience leading technical groups for multiple companies. Ms. Clark served as Senior Vice President and Global Chief Information Officer for The Estée Lauder Companies Inc. from November 2012 until her retirement in March 2017. Prior to that role, Ms. Clark served as Senior Vice President and Chief Information Officer for Hasbro Inc. from October 2007 to November 2012. Ms. Clark also served at Mattel, Inc., where she was Global Chief Technology Officer and later Chief Information Officer for the Fisher Price brand between January 2000 and February 2007. Ms. Clark’s previous experience also includes positions at Warner Music Group and Apple Inc. She previously served as a director of United Natural Foods, Inc. (UNFI) from 2013 to December 2024, including as chair of the nominating and governance committee, Six Flags Entertainment Corporation from March 2021 to August 2022 and Caesars Entertainment Corporation from October 2018 to May 2020, including as chair of the compensation committee. Ms. Clark also serves on the board of directors of Best Friends Animal Society, a national non-profit organization. Ms. Clark holds a B.S. in Sociology from the University of Missouri and an MBA from San Jose State University. Ms. Clark is a veteran of the United States Navy. Ms. Clark brings extensive public company executive experience to the Board, with particular expertise in information technology, strategic planning, and transformative business initiatives.

Mr. Marcus Glover

Mr. Glover, 51, has served as a director of the Company since September 2024. Mr. Glover served as Executive Vice President, Global Operations of Bally’s Corporation from March 2025 to October 2025 and was Executive Vice President and Chief Financial Officer from May 2023 to March 2025. Mr. Glover was Chief Strategy Officer for QPSI LLC, a supply chain solutions and contract packaging company, from October 2021 to May 2023. Prior to that, Mr. Glover served as President and Chief Operating Officer of the Borgata Hotel, Casino & Spa from August 2017 to May 2020, and President and Chief Operating Officer of the Beau Rivage Resort & Casino from July 2015 to August 2017. Mr. Glover was a senior executive with Caesars Entertainment in various positions from May 2003 to June 2015, including Senior Vice President & General Manager for the Horseshoe Casino and Thistledown Racino, Assistant General Manager at Harrah’s/Caesars Entertainment in St. Louis, Missouri, and Vice President of Operations at Harrah’s/Caesars Entertainment in Biloxi, Mississippi. Mr. Glover holds an M.B.A. from The Duke University Fuqua School of Business and received a B.A. in Business Administration, Finance from Morehouse College. Mr. Glover brings to the Board extensive financial, operational and management experience, including as a chief financial officer of a publicly traded company.

Ms. Sonia Jain

Ms. Jain, 46, has served as a director of the Company since March 2024. Ms. Jain has served as Chief Financial Officer of Cars.com Inc. since October 2022, a position she also held from July 2020 to April 2022. Ms. Jain was Chief Financial Officer of Convoy Inc. from April 2022 to September 2022. Prior to her initial tenure at Cars.com Inc., Ms. Jain served as Chief Financial Officer of Redbox Automated Retail LLC from September 2016 to June 2020. Ms. Jain holds a B.S. in Electrical Engineering from Princeton University, an M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology, and an M.B.A. from Harvard Business School. Ms. Jain brings to the Board extensive financial and accounting experience, including as a chief financial officer of a publicly traded company.

Mr. Howard W. “Hawk” Koch, Jr.

Mr. Koch, 80, has served as a director of the Company since October 2014. Mr. Koch is a veteran movie producer and principal at The Koch Company, the former president of the Academy of Motion Picture Arts and Sciences (“AMPAS”), and former President of the Producers Guild of America. Mr. Koch serves on the board of directors of Cast and Crew LLC and the Motion Picture & Television Fund. He served on the board of governors of AMPAS from 2004 to 2013 and the board of directors of the Producers Guild of America from 1999 to 2020. Mr. Koch has been intimately involved with the making of over 60 major motion pictures, among them such films as “Source Code”, “Fracture”, “Primal Fear”, “Marathon Man,” “Chinatown,” “Wayne’s World,” “Peggy Sue Got Married,” “The Idolmaker,” “Heaven Can Wait,” “The Way We Were” and “Rosemary’s Baby.” Mr. Koch continues to develop and produce movies. Mr. Koch has over 50 years of experience in the motion picture industry and provides our Board with a unique insight into the production of movies that are exhibited on our screens.

Mr. Philip Lader

Mr. Lader, 80, has served as a director of the Company since June 2019 and as Lead Independent Director since July 2021. Mr. Lader is a Senior Advisor to Morgan Stanley Institutional Securities as well as a partner emeritus with the law firm of Nelson Mullins Riley & Scarborough LLP. He is also the former U.S. Ambassador to the Court of St. James’s and Chairperson of WPP plc. Mr. Lader served in President Clinton’s Cabinet as Administrator of the US Small Business Administration, White House Deputy Chief of Staff, Assistant to the President, and Deputy Director of the Office of Management & Budget. Previously, he was Executive Vice President of Sir James Goldsmith’s US holdings and was President of Sea Pines Company, President of universities in South Carolina and Australia, and President of Business Executives for National Security. He previously served as a trustee and Investment Committee Chairperson of RAND Corporation. Also, Mr. Lader currently serves on several foundations, as well as a member of the boards of several privately held companies, the investment committees of Morgan Stanley’s Global Infrastructure and Real Estate Funds, and the Council on Foreign Relations. He currently or has previously served on the boards of Lloyds of London, Marathon Oil, AES, WPP plc, Songbird (Canary Wharf), Rusal Corporations, the British Museum, American Red Cross, Smithsonian Museum of American History, St. Paul’s Cathedral Foundation, Atlantic Council, and several banks and universities. He is the founder and co-host of Renaissance Weekends. Mr. Lader’s education includes Duke, Michigan, Oxford, and Harvard Law School, and he has been awarded honorary doctorates by 14 universities. He is an Honorary Fellow of Oxford University’s Pembroke College and London Business School and Honorary Bencher of Middle Temple (British Inns of Court). He was awarded the Benjamin Franklin Medal by The Royal Society for Arts, Manufactures & Commerce for his contributions to trans-Atlantic relations. Mr. Lader brings vast experience in business, government, and law to the Board.

Mr. Gary F. Locke

Mr. Locke, 76, has served as a director of the Company since February 2016. Mr. Locke is a trade consultant and has owned Locke Global Strategies, LLC since 2014. Mr. Locke has served as a senior advisor to Dorsey & Whitney LLP since November 2023 and served as the interim President of Bellevue College from June 2020 until July 2023. Mr. Locke was the first Chinese American to be elected as a U.S. Governor when the voters of Washington elected him in 1996 and re-elected him in 2000. During his administration, he strengthened economic ties between China and the state of Washington. Mr. Locke served as U.S. Commerce Secretary from 2009-2011, where he led the effort to implement President Obama’s National Export Initiative to double American exports in five years. He served as America’s 10th Ambassador to China from 2011-2014. During his service he opened markets for made-in-USA goods and services and reduced wait times for visa interviews of Chinese applicants from 100 days to three days. Mr. Locke has served as a member of the board of directors of nLight, Inc. since August 2017. Mr. Locke served on the boards of directors of Fortinet, Inc. from September 2015 until June 2020, and Port Blakely Tree Farms from August 2019 until June 2022. He attended Yale University, graduating with a bachelor’s degree in political science and received his law degree from Boston University. Mr. Locke brings to the Board a global and valuable business perspective due to his extensive role in politics and experience as an Ambassador to China.

Ms. Keri S. Putnam

Ms. Putnam, 60, has served as a director of the Company since January 2023. Ms. Putnam is a creative producer, strategic advisor, and senior media executive who has supported, developed, and produced bold original content throughout her career. In 2022, Ms. Putnam founded Putnam Pictures to produce film and television content from creators with distinct and adventurous vision. Ms. Putnam served as CEO of the Sundance Institute from April 2010 until September 2021. Ms. Putnam’s previous experience includes serving as President of Production at Miramax Films, a division of the Walt Disney Company, and Executive Vice President at HBO, where she helped launch the Picturehouse theatrical label in partnership with Fine Line Features. Ms. Putnam serves as a non-voting independent director of the privately held independent production company PICTURESTART. She is Board Chair of the not-for-profit New Public, and a member of the board of Doc Society, the advisory board of Topic Media, the advisory board of The Shorenstein Center at Harvard’s Kennedy School, and advisory council of Brooklyn College’s Feirstein School. Ms. Putnam co-founded and serves on the leadership council of ReFrame, a leading organization advocating for diversity in media. Ms. Putnam is a member of the Academy of Motion Pictures Arts and Sciences, an A.D. White Professor-at-Large at Cornell University, a mentor at USC’s Stark Producing Program, and was a Walter Shorenstein Media and Democracy Fellow at the Shorenstein Center at Harvard’s Kennedy School in 2023 and 2024. Ms. Putnam holds a B.A. in Theatre History and Literature from Harvard College. Ms. Putnam brings extensive media company executive experience to the Board, with particular expertise in leadership, film production, independent film distribution, and content creation.

Dr. Anthony J. Saich

Dr. Saich, 73, has served as a director of the Company since August 2012. Dr. Saich is the Director of the Rajawali Foundation Institute for Asia and the Daewoo Professor of International Affairs at Harvard University. In this capacity, he directs training and research programs throughout Asia, including Bangladesh, China, Indonesia, Taiwan, and Vietnam. Dr. Saich also serves as a board member of International Bridges to Justice and as the U.S. Secretary-General of the China United States Strategic Philanthropy Network. Dr. Saich sits on the executive committees of the John King Fairbank Center for Chinese Studies and the Asia Center, both at Harvard University. His executive teaching focuses on creating public value, leadership, and innovation. Dr. Saich holds a bachelor’s degree in politics and geography from the University of Newcastle, United Kingdom, a master’s degree in politics with special reference to China from the School of Oriental and African Studies, London University, and has a Ph.D. from the Faculty of Letters, University of Leiden, the Netherlands. Dr. Saich has over 45 years of experience in international affairs and provides valuable international insights to the Company.

Mr. Adam J. Sussman

Mr. Sussman, 54, has served as a director of the Company since May 2019. Mr. Sussman has served as President of Epic Games, Inc. since January 2020. From 2017 until 2020, Mr. Sussman served as Nike, Inc.’s first-ever Chief Digital Officer, was previously head of Nike’s Global Strategy and Corporate Development and served as the VP/GM Direct Digital and Geographies. He built Nike’s portfolio of world-class digital consumer experiences and innovations, transforming retail for the world’s leading sports brand. He managed Nike’s digital teams globally and Nike’s direct-to-consumer GMs across the four key operating geographies of the company. Prior to Nike, Mr. Sussman was Senior Vice President of Global Publishing at Zynga responsible for marketing, sales, growth, and digital products. He also served as Senior Vice President of Publishing at Disney, building the global team that managed gaming properties across all media platforms around the world. At Electronic Arts, he was Vice President of Worldwide Publishing, leading the team that established EA Mobile as the #1 publisher on the Apple App store. Mr. Sussman started his career as a creative executive at Hearst Entertainment, a division of the Hearst Corporation. He holds a BA from Harvard College and an MBA from Harvard University Graduate School of Business Administration. Mr. Sussman brings valuable experience as president of large company and in marketing, information technology and digital platforms to the Board.

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

Audit Committee

Our Audit Committee currently consists of Ms. Clark, Mr. Glover, Ms. Jain and Ms. Putnam. Ms. Pawlus served on the Audit Committee until December 2025, when Ms. Pawlus retired from the Board and the size of the Audit Committee was reduced. Ms. Jain currently serves as the chairperson of the Audit Committee. The Board has determined that each of Mr. Glover and Ms. Jain qualify as an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K and that each member of our Audit Committee is financially literate as defined in the NYSE rules and is independent within the meaning of Rule 10A-3 of the Exchange Act and the NYSE rules.

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

Compensation Committee

Our Compensation Committee consists of Mr. Koch, Mr. Lader, Mr. Locke, Dr. Saich and Mr. Sussman, all of whom are independent in accordance with the NYSE rules. Ms. Pawlus served on the Compensation Committee until December 2025, when Ms. Pawlus retired from the Board and the size of the Compensation Committee was reduced. Dr. Saich serves as the chairperson of the Compensation Committee.

The principal duties and responsibilities of our Compensation Committee are as follows:

●	to provide oversight on the development and implementation of the compensation policies, strategies, plans and programs for our key employees and non-employee directors and disclosure relating to these matters;
●	to review and approve the compensation of our CEO and our other executive officers;
●	to provide oversight concerning the compensation of our CEO, performance of our CEO and compensation related matters; and
●	to review the Company’s strategies, policies, and practices related to human capital.

The Compensation Committee may delegate to management administration of incentive compensation plans for non-executive officers. The Compensation Committee engaged and retained Korn Ferry, as an independent executive compensation consultant, to provide advice on 2025 compensation matters. During 2025, Korn Ferry provided advice on executive and director compensation programs, executive and director market pay analysis, compensation peer group, CEO pay recommendations and drafting of the Compensation Discussion and Analysis disclosures contained in this Amendment No. 1 on Form 10-K/A. The Compensation Committee reviewed the nature of its relationship with Korn Ferry and determined that there were no conflicts of interest with respect to Korn Ferry’s independence.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam and Mr. Sussman, all of whom are independent in accordance with the NYSE rules. Ms. Clark serves as chairperson of the Nominating and Corporate Governance Committee.

The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

●	to establish criteria for board and committee membership and recommend to our Board proposed nominees for election to the Board and for membership on committees of the Board;
●	to make recommendations to our Board regarding board governance matters and practices; and
●	oversight of the Company’s initiatives, strategies, programs, approach to and key policies regarding human capital management, corporate responsibility, climate risk, environmental risk, social impact risk, and governance and sustainability matters.

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

To our knowledge, based solely upon a review of the copies of such reports filed electronically with the SEC and/or written representations that no other reports were required to be filed during 2025, all filing requirements under Section 16(a) applicable to our executive officers, directors and 10% stockholders were satisfied timely.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and their immediate family members. A copy of our Insider Trading Policy is filed as Exhibit 19 to our Original Report. In addition, with regard to trading in the Company’s securities, it is the Company’s policy to comply with the federal securities laws and the NYSE listing requirements, and we believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards applicable to the Company.

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

Item 11.  Executive Compensation.

Compensation Committee Interlocks and Insider Participation

During 2025, no member of the Compensation Committee had a relationship required to be described under the SEC rules relating to disclosure of related person transactions and none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or the Compensation Committee of the Company.

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

The Compensation Committee has identified no material risks in the compensation programs for 2025.

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

Compensation Committee of the Board of Directors:
Anthony J. Saich (Chairperson)
Howard W. “Hawk” Koch, Jr.
Philip Lader
Gary F. Locke
Adam J. Sussman

Compensation Discussion and Analysis

The following Compensation Discussion & Analysis (“CD&A”) describes the philosophy, objectives, and structure of our fiscal year 2025 executive compensation program. This CD&A is intended to be read in conjunction with the tables below, which provide further detail and historical compensation information for our NEOs as identified below.

Name	Position
Adam M. Aron	Chairman, Chief Executive Officer, President, and Director
Sean D. Goodman	Executive Vice President, International Operations, Chief Financial Officer, and Treasurer
Daniel E. Ellis	Executive Vice President, Chief US Operations, Development and Marketing Officer
Mark Way	Executive Vice President, Europe
Carla C. Chavarria	Senior Vice President, Chief Human Resources Officer

Consideration of Say on Pay Results

The Board and the Compensation Committee continually evaluate our compensation policies and practices. As part of that process, the Board and the Compensation Committee consider the results of our annual advisory vote on executive compensation, commonly known as the “say-on-pay” vote. At our 2025 annual meeting of stockholders, we were disappointed that only approximately 53% of the votes were cast in support of the say-on-pay proposal and that stockholders representing only about 19% of the eligible votes on the say-on-pay proposal participated in the vote, regardless of their support or opposition.

The Compensation Committee and the Company continue to maintain that the compensation decisions on which the 2025 say-on-pay vote was based were necessary to retain our talented executive team and reward them for their outstanding efforts. In past years, we have undertaken efforts to engage with stockholders to understand and address their concerns with our compensation programs, including participation by independent members of the Board. Further, we have continued to emphasize the AMC Investor Connect initiative focused on our large base of retail investors. The Company also considered the analysis of proxy advisory firms relating to our 2025 proxy statement when determining the appropriate responses.

Our compensation policies and decisions continue to be focused on financial performance and aligning the interests of executives with the interests of stockholders. Although our large and diverse stockholder base with limited institutional participation can make it difficult to ascertain a consensus among our stockholders, the below chart summarizes the Company’s responses to prior key feedback from stockholders and analysis from proxy advisory firms.

Area of Concern	Company Response
Subsequent modification in 2025 of the pre-established performance targets for 2024 Tranche Year PSUs to adjust for industry underperformance resulting in vesting at maximum levels

Industry performance was significantly impacted in 2024 versus what was forecast at the beginning of the year. The underperformance was primarily due to changes to studio movie release schedules in response to the continuing impacts of industry strikes in the prior year which were outside the Company’s control. Despite significant industry underperformance, management delivered outstanding results that, had targets been set with knowledge of actual industry performance, would have warranted vesting at increased levels. The Compensation Committee felt that to ignore these circumstances would have been a distraction that could have led to disengagement among the management team at a critical time in the Company’s recovery. Further, the modifications do not reflect subjective discretion, but rather represent an assessment of the Company’s performance relative to objective industry conditions.

Overall compensation level for CEO relative to both peers and the other NEOs	There have been no increases to our CEO target cash compensation package since 2021.
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

Use of an Adjusted EBITDA performance target for both annual cash incentive, and a majority of performance-based equity compensation

The single most critical focus of the Company is to reduce its debt burden, which is accomplished by delivering profits. We therefore believe that Adjusted EBITDA is the most important measure and that utilizing the goal across programs emphasizes this fact for management. We also utilize free cash flow (“FCF”) for a portion of the performance-based equity awards to provide some diversification, while remaining consistent with our core goal. For 2025, the Compensation Committee shifted the mix of time and performance vesting equity grants for our CEO from 50/50 to 40/60 and introduced additional strategic initiative performance targets. The 40/60 mix of time and performance vesting equity grants with strategic initiative performance targets was continued for our CEO in 2026 and also applied to our CFO for 2026.

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

Executive Summary

2025 Business Review

We entered 2025 optimistic that industry box office performance would experience material growth. However, changes to the movie release schedules and weaker than expected consumer demand for the titles released affected the industry’s recovery. As a result, the North American industry box office only improved modestly year-over-year, rising approximately 1.5%.

As an illustration of the impacts to our industry, the North American industry box office in 2025 was $8.9 billion compared to (i) $8.7 billion in 2024, (ii) AMC internal projections for 2025 of $10.0 billion at the beginning of the year and (iii) a 2019 pre-pandemic level of $11.4 billion

Notwithstanding the challenging environment, we maintained our focus on maximizing results and adapted to industry conditions. We continued to undertake decisive measures to strategically position the Company to navigate temporary setbacks and re-establish our longer-term recovery path. We tightened operating hours, mitigated costs, rationalized our theatre portfolio, and innovated new merchandise and food and beverage offerings. Most importantly, we strengthened our balance sheet through the July 2025 refinancing transactions that raised additional capital and extended debt maturities, equity capital raising, debt exchanges and debt repurchases.

Below is a summary of some of the impressive accomplishments achieved by the management team during 2025:

●	We generated Adjusted EBITDA in 2025 of $387.5 million, 12.7% higher than the prior year.
●	We completed refinancing transactions that provided approximately $244 million in new financing used primarily to refinance debt maturing in 2026, equitized $143 million of debt and resolved litigation with certain lenders.
●	We raised $169.6 million in net proceeds through the sale of equity to further bolster our balance sheet.
●	On December 31, 2025, we had cash of $428 million.
●	We achieved all-time records for admissions revenue per patron, food and beverage revenue per patron and total revenue per patron. Domestic and international total revenue per patron was approximately 48% and 32% higher, respectively, and contribution margin per patron was approximately 56% and 37% higher, respectively, than the same measures in pre-pandemic 2019, driven primarily by growth in food and beverage revenue per patron.
●	As of December 31, 2025, we had approximately 39 million member households enrolled in our AMC Stubs loyalty program across our A-List, Premiere, Premiere GO and Insider membership tiers.
●	We executed on AMC’s Go Plan, a multi-year plan to expand premium large format, extra large format and Laser at AMC footprint in theatres, as well as upgrade seating and renovate theatres.
●	We initiated discount Wednesdays along with our longstanding discount Tuesdays program. At the end of 2025, we introduced the AMC Popcorn Pass to our loyalty members that provides 50% pricing on a large popcorn for a one-time annual fee of $29.99 plus tax.

Compensation Decisions

Our compensation program is grounded in a pay-for-performance philosophy and is designed with equity as a significant component of compensation. Performance goals in both our short- and long-term incentive plans are set at challenging levels, with the ultimate goal that the achievement of operating, financial and other goals will drive long-term, sustainable stockholder value. In addition, a key goal of executive compensation is to attract, retain, motivate, and reward talented executives. However, changes to studio movie release schedules and weaker than expected consumer demand for the titles released dramatically impacted the Company’s financial performance during 2025 for reasons unrelated to the performance by our officers and employees in managing the Company’s business and preserving stockholder value.

In the view of the Compensation Committee, management successfully undertook major initiatives to reduce and control costs, raise additional capital, refinance and extend maturities for a portion of the Company’s debt, operate theatres safely, promote attendance, and lay the groundwork to seek opportunities to diversify the business. These initiatives were essential to preserving the Company’s business and stockholder value at a critical time for the Company. Like recent years, the challenges facing our industry and the recognition that retention of the Company’s leadership was one of the most critical issues facing the Company required the Compensation Committee to remain flexible in its approach to executive compensation. Consequently, the Compensation Committee believes its compensation decisions during 2025 were reasonable and necessary in light of the circumstances. Further, the Compensation Committee believes that its actions will enable the Company to return to a normalized compensation structure and approach as the industry stabilizes. Each of the decisions outlined below is more fully described in the subsequent sections of this CD&A and the tables that follow.

2025 Key Compensation Determinations

●	The base salary and annual bonus opportunity for our CEO remained at the 2024 levels. The value of the annual equity grant for our CEO was returned to its 2023 level. However, the mix of time and performance-based vesting equity grants was changed from 50/50 to 40/60 and additional strategic initiative targets were added to the performance-based grants.
●	For our CFO’s 2025 compensation, base salary was increased approximately 17.5%, annual bonus opportunity as a percentage of base salary remained at 2024 levels, and the value of the annual equity grant was increased 10%. The changes in CFO compensation were approved in order to maintain competitive compensation levels for that position and to recognize his outstanding performance.
●	For NEOs other than our CEO and CFO, base salary increases in February 2025 averaged 4.8%, the annual bonus opportunity as a percentage of base salary was increased by 10% for one position, and annual equity grants remained at 2024 levels. Mr. Ellis’ base salary was increased 7.7% in October 2025 due to additional responsibilities related to marketing.
●	On February 19, 2025, the Compensation Committee determined that changes to studio movie release schedules in response to the continuing impacts of industry strikes in 2023 had a material impact on the Company’s performance in 2024. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance targets were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved modifications to the Adjusted EBITDA performance goals applicable to equity grants allocated to the 2024 Tranche Year. As a result of the modifications, the impacted equity grants vested at a level of 146% instead of 98% before the modifications. There was no impact on equity grants subject to FCF performance goals. For accounting purposes, the incremental increase in fair value resulting from the modifications are reflected in the Company’s 2025 compensation tables that follow.

2026 Actions

●	The base salary, annual bonus opportunity and equity grant values for the NEOs remain at the 2025 levels.
●	For our CEO, the mix of time and performance-based vesting equity grants remains 40/60 with strategic initiative targets applicable to the performance-based grants.
●	For our CFO, the mix of time and performance-based vesting equity grants was changed from 50/50 to 40/60 and additional strategic initiative targets were added to the performance-based grants.
●	Messrs. Goodman, Ellis and Way were provided cash retention bonuses that are payable in two installments with 25% payable on February 19, 2028 and 75% payable on February 19, 2029.
●	As disclosed in Item 9B of the Original Report, the Compensation Committee determined that the industry underperformance, primarily due to changes to studio movie release schedules and weaker than expected consumer demand for the titles released, had a material impact on the Company’s performance in 2025. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance targets were established, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved modifications to the Adjusted EBITDA and FCF performance goals applicable to equity grants allocated to the 2025 Tranche Year. As a result of the modifications, the impacted equity grants vested at a level of 200% instead of 0% before the modifications. For accounting purposes, the incremental increase in fair value resulting from the modifications will be reflected in the Company’s 2026 compensation tables.

How Our Compensation Program Works

The Compensation Committee regularly reviews best practices in executive compensation and uses the following guidelines to design our compensation programs during ordinary business cycles, with exceptions made only under extraordinary circumstances:

Components of Our Pay

Our Compensation Committee oversees our executive compensation program, which includes three primary compensation elements: base salary, annual cash incentives, and long-term equity awards. The Compensation Committee has tailored our program to incentivize and reward specific aspects of Company performance that it believes are central to delivering long-term stockholder value. In 2025, the components of NEO pay were as follows:

Pay Mix

The Compensation Committee utilizes the above-mentioned compensation elements to promote a performance-based culture that aligns the interests of management and stockholders. The Compensation Committee chooses an appropriate balance of fixed and variable pay as well as long-term versus short-term incentives and opportunities. In 2025, our target pay mix was as follows:

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

Base Salaries

Base salaries for our NEOs are reviewed from time to time by the Compensation Committee and may be increased pursuant to such review and in accordance with guidelines contained in the various employment agreements. Base salaries for our NEOs are established based on several considerations, including:

●	the scope of their responsibilities
●	current competitive practices of peer group companies
●	individual performance and achievements
●	current compensation
●	recommendations from the CEO for executives (other than the CEO)

The table below shows the annual base salaries for our NEOs for 2025, compared to 2024:

	2025 Base	2024 Base	% Increase /
Executive	Salary	Salary	(Decrease)
Adam M. Aron	$1,500,000	$1,500,000	—%
Sean D. Goodman(1)	1,000,000	850,000	17.6%
Daniel E. Ellis(2)	700,000	625,000	12.0%
Mark Way(3)	695,818	669,055	4.0%
Carla C. Chavarria	575,000	540,750	6.3%
(1)	Mr. Goodman’s base salary increased to maintain competitive compensation levels for that position and to recognize his outstanding performance.
(2)	Mr. Ellis’ base salary increased by 4% to 650,000 in February 2025 and by 7.7% to $700,000 in October 2025 due to an increase in responsibilities.
(3)	Amounts converted from British Pounds Sterling to U.S. dollars based on the exchange rate as of the close of business on December 31, 2025, rounded to the nearest hundredth (1.34).

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

Payout Opportunities

Consistent with the prior year, the target bonus for each NEO was set as a percentage of base salary ranging from 65% to 200% and, except for Mr. Aron and Mr. Goodman, was apportioned to a Company component (80%) and an individual component (20%). In the case of Mr. Aron and Mr. Goodman, their aggregate bonus is entirely based on Company performance with no individual component. Because Mr. Way has responsibility for our international theatre operations, his Company component was based 30% on Company Adjusted EBITDA and 70% on Odeon Cinema Group Adjusted EBITDA, which is substantially equivalent to the performance of our theatres in international markets. There were no changes in AIP payout opportunities as a percentage of base salary for any NEOs between the 2024 and 2025 fiscal years, except for Mr. Ellis. Mr. Ellis’ target bonus opportunity increased from 65% to 75% for 2025 to better align with his role and scope of duties.

2025 Performance Goals

Company Performance: Consistent with past years, for 2025, the Company component was based on attainment of an Adjusted EBITDA goal. For purposes of the AIP, Adjusted EBITDA is determined in the same manner as described and defined in the Original Report (see “Reconciliation of Adjusted EBITDA and Free Cash Flow” below for the calculation of Adjusted EBITDA). Payouts under the AIP can range from 0% to 200% of target depending upon actual performance measured against the Adjusted EBITDA goal. There is no payout for attainment below 80% of the goal, at the 80% threshold payout is 50% of target, at 100% attainment payout is 100% of target, and at the maximum attainment of 120% payout is 200% of target. The following chart represents the AIP payout scale for the Company component:

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Box office volatility and the difficulty of making assumptions continued to be amplified for 2025, primarily due to changes to studio movie release schedules and weaker than expected consumer demand for the titles released. Based on an estimated domestic industry box office of $10.0 billion and international market industry attendance of 448.3 million for 2025 at the beginning of the year, the projected Adjusted EBITDA performance levels ranged from a threshold of $458.6 million (50% payout) to a target of $573.2 million (100% payout) to a maximum of $687.8 million (200% payout). Consistent with prior year plan design and in recognition of the box office volatility and the high level of uncertainty around planning assumptions, the Compensation Committee determined that, in order to maintain an incentive for management in the event of industry underperformance and to limit compensation expense exposure in the event of industry overperformance, that the AIP performance goal should be indexed to domestic industry box office and international market industry attendance levels (due to lack of visibility into industry box office in certain international markets where we operate). Therefore, the Adjusted EBITDA goal was indexed to actual North American industry box office results and industry attendance in the international markets in which the Company operates using the following scale:

2025 AIP Industry Indexed Consolidated Adjusted EBITDA Target

Domestic Component
Industry Box Office*	$8.5 billion	$10.0 billion	$11.5 billion
Adj EBITDA Component	$218.2 million	$512.3 million	$727.9 million
International Component
Industry Attendance*	381.0 million	448.3 million	515.5 million
Adj EBITDA Component	($45.5 million)	$60.9 million	$167.8 million
Consolidated Adjusted EBITDA Target	$172.7 million	$573.2 million	$895.7 million
*	If actual industry domestic box office and/or international attendance performance falls between two stated levels, the target components shall be determined by linear interpolation.

Individual Performance: The individual component of the bonus is based on overall individual performance and contribution to our strategic and financial goals. Our Compensation Committee and our CEO retain certain discretion to decrease or increase individual component bonuses relative to the targets based on qualitative or other subjective factors deemed relevant by the Compensation Committee.

2025 Payouts

The following table summarizes the AIP bonus for our NEOs for 2025:

	Opportunity					Actual
		Target
		(as % of						2025
	2025 Base	base	Target	Allocation		Achievement		Earned
Executive	Salary	salary)	($)	Company	Individual	Company	Individual	AIP
Adam M. Aron	$1,500,000	200%	$3,000,000	100%	—%	200%	—%	$6,000,000
Sean D. Goodman	1,000,000	100%	1,000,000	100%	—%	200%	—%	2,000,000
Daniel E. Ellis(1)	700,000	75%	494,550	80%	20%	200%	115%	905,035
Mark Way(2)	695,818	75%	521,850	80%	20%	200%	100%	939,330
Carla C. Chavarria	575,000	65%	373,750	80%	20%	200%	110%	680,225
(1)	Mr. Ellis’ base salary increased from 650,000 to 700,000 in October 2025 due to a change in responsibilities. Target AIP bonus was prorated based on the timing of changes in base salary.
(2)	Amounts converted from British Pounds Sterling to U.S. dollars based on the exchange rate as of the close of business on December 31, 2025, rounded to the nearest hundredth (1.34).

Our Compensation Committee approved bonus amounts to be paid for performance during 2025. The Company attained Adjusted EBITDA of $387.5 million (calculated as set forth in “Reconciliation of Adjusted EBITDA and Free Cash Flow” below) for the year ended December 31, 2025. Actual North American industry box office was $8.9 billion for 2025 and industry attendance in the international markets in which the Company operates was 397.1 million in 2025, which resulted in an industry-adjusted Adjusted EBITDA goal of $322.8 million. Similar adjustments were made with respect to Odeon Cinema Group Adjusted EBITDA. As a result, the Compensation Committee determined performance attainment to be 120%, equating to a 200% payout of the Company component.

The Compensation Committee felt this level of payout was warranted despite declines in the Company’s stock price during 2025 because, due to management’s efforts, financial results were significantly better than would have been projected based on actual industry conditions for the year and the fact that our stock price is not reflective of traditional fundamental valuations.

For the NEOs other than our CEO and CFO, the individual component was approved from 100% to 115% of target by the Compensation Committee following a review of each such NEO’s individual performance.

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

In making annual grants of RSUs and PSUs, the Compensation Committee approves a target award value for each participant. The award value is then divided by a stock price, which is typically the average closing price for our Common Stock over the five days preceding the date of grant, to determine the number of RSUs and PSUs granted. Equity-based compensation components reflected in the executive compensation tables represent the aggregate grant date fair value of the award and are based upon the closing price for our Common Stock on the date of grant. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility, the reflected compensation may ultimately be higher or lower than that targeted by the Compensation Committee. For the 2025 grants, the price used to calculate the grants was $3.508 and the price used to calculate the compensation included in the tables was $3.57.

2025 Annual Equity Grants

On February 19, 2025, the Compensation Committee approved grants of RSUs and PSUs (the “2025 RSUs” and “2025 PSUs”), to certain of the Company’s employees pursuant to the 2024 Equity Incentive Plan (the “EIP”). Our NEOs received the following grants (in units):

	2025	2025
Executive	RSUs	PSUs	Total
Adam M. Aron	1,083,239	1,624,858	2,708,097
Sean D. Goodman	313,569	313,569	627,138
Daniel E. Ellis	142,532	142,532	285,064
Mark Way	128,279	128,279	256,558
Carla C. Chavarria	114,026	114,026	228,052

Restricted Stock Units

The 2025 RSUs vest ratably over a three-year period, with the first tranche vesting on the first business day of the fiscal year starting after the grant date. Except in the case of a qualified retirement, death or disability, the executive must remain employed by the Company through the last day of the fiscal year immediately prior to the vesting date. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the RSUs begins accruing with respect to the RSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon vesting of the RSUs.

Performance Stock Units

The 2025 PSUs are subject to Adjusted EBITDA and FCF performance goal conditions and service conditions over a three-year performance period. In the case of Mr. Aron, his 2025 PSUs were also subject to the attainment of strategic initiatives during 2025. Of the 2025 PSUs, 60% are allocated to an Adjusted EBITDA target with the remaining 40% allocated to a FCF target for all NEOs except Mr. Aron. For Mr. Aron, his 2025 PSUs are allocated 40% to an Adjusted EBITDA target, 40% to a FCF target and 20% to strategic initiatives for the first and second Tranche Years (as defined below) and 50% to an Adjusted EBITDA target and 50% to a FCF target for the third Tranche Year. See “Reconciliation of Adjusted EBITDA and Free Cash Flow” below for the calculation of these numbers. Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operating activities (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate, leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Projecting industry performance becomes exponentially more difficult as we plan further into the future. Therefore, the 2025 PSUs are divided into three tranches with each tranche allocated to a fiscal year within the three-year performance period covered by the grant (each a “Tranche Year”). Each tranche is subject to separate performance goals applicable to its corresponding Tranche Year. At the time of approval, the Compensation Committee established Adjusted EBITDA and FCF performance goals for the first Tranche Year covered by the 2025 PSUs, and in the case of Mr. Aron, strategic initiatives for the first and second Tranche Years covered by the 2025 PSUs. The subsequent tranches remain subject to substantive performance goals established and approved by the Compensation Committee in conjunction with the budgeting process for their applicable Tranche Year. Tranches are not valued and included in the compensation tables until the year in which the performance goals for their applicable Tranche Year are established. The PSUs will be forfeited upon termination of the holder’s employment for any reason other than a qualifying retirement, death or disability prior to the end of the applicable Tranche Year. PSUs will vest based upon certification of performance for the applicable Tranche Year by the Compensation Committee. A dividend equivalent equal to the amount paid, if any, in respect of one share of the securities underlying the PSUs begins accruing with respect to the PSUs on the date of grant. Such accrued dividend equivalents are paid to the holder upon, and only to the extent of, vesting of the PSUs.

CEO Strategic Initiatives

In February 2025, the Compensation Committee, in consultation with the Company’s independent compensation consultant, established twenty-one (21) strategic initiatives with nine (9) applicable to the first Tranche Year and twelve (12) applicable to the second Tranche Year of Mr. Aron’s 2025 PSUs, and determined that 20% of Mr. Aron’s 2025 PSUs for each of the first and second Tranche Years would be subject to implementation of the strategic initiatives for the applicable Tranche Year. To determine vesting, the Compensation Committee will review and certify the number of strategic initiatives implemented for the applicable Tranche Year with a percentage of the PSUs allocated to strategic initiatives vesting according to the following.

2025 Tranche Year Strategic Initiatives (9)		2026 Tranche Year Strategic Initiatives (12)
Initiatives	Vesting	Initiatives	Vesting
Implemented	Level	Implemented	Level
3	80%	4	80%
5	100%	7	100%
7	200%	10	200%
*	If the number of strategic initiatives implemented falls between two stated levels, then the vested percentage shall be determined by linear interpolation.

For the 2025 Tranche Year, the Compensation Committee determined that four of the five strategic initiatives designed to maximize revenue (including the design and pricing of the AMC Stubs program, increasing the value of our partnership with NCM and increasing annualized average ticket prices) and all four of the strategic initiatives designed to control costs (including headcount, operational adjustments and expense reductions) were implemented during 2025 resulting in a 200% payout.

2025 Tranche Year Performance Goals & Modification

For purposes of reporting executive compensation and accounting for stock compensation expense, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the PSU tranches allocated to the 2025 Tranche Year (and in the case of Mr. Aron’s strategic initiative PSUs, the 2026 Tranche Year) are included in the summary compensation tables. Subsequent tranches will be included in the summary compensation tables for the years in which performance goals for such tranches are established. The 2025 Tranche Year was applicable to the following PSU awards: (i) tranche I of the 2025 PSUs, (ii) tranche II of the 2024 PSUs, and (iii) tranche III of the 2023 PSUs. The table below summarizes the number of PSUs at target allocated to the 2025 Tranche Year for each NEO:

	2025 PSUs Tranche I			2024 PSUs Tranche II		2023 PSUs Tranche III
	Adj EBITDA	FCF	Strategic	Adj EBITDA	FCF	Adj EBITDA	FCF
Adam M. Aron	216,647	216,647	108,323	126,316	84,210	27,058	18,038
Sean D. Goodman	62,714	41,809	—	42,105	28,070	6,164	4,108
Daniel E. Ellis	28,506	19,004	—	21,053	14,035	2,818	1,879
Mark Way	25,656	17,103	—	18,947	12,631	2,538	1,693
Carla C. Chavarria	22,805	15,203	—	16,842	11,228	2,233	1,488

Company performance is highly dependent upon the timing and popularity of the films released by distributors in the markets in which we operate leading to the potential for volatility and requiring a significant number of assumptions and projections involved in setting performance goals. Based upon expectations that domestic box office performance would improve in 2025 to $10.0 billion and attendance in our international markets would be 448.3 million, the Company projected positive Adjusted EBITDA, but continuing negative FCF for 2025. On February 19, 2025, the Compensation Committee established the following performance goals for vesting of the PSU tranches allocated to the 2025 Tranche Year:

	Original 2025 Tranche Year Performance Goals
Metric	Threshold	Target	Maximum
Adjusted EBITDA(1)	$458,560,000	$573,200,000	$687,840,000
FCF(1)	(281,400,000)	(234,500,000)	(187,600,000)
Potential Vesting Level	50%	100%	200%
(1)	Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operating activities (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

The Compensation Committee determined that the industry underperformance, primarily due to changes to studio movie release schedules and weaker than expected consumer demand for the titles released, had a material impact on the Company’s performance in 2025. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance goals were established, on February 27, 2026, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved a modification to the Adjusted EBITDA performance goal and the FCF performance goal applicable to equity grants allocated to the 2025 Tranche Year. The modified Adjusted EBITDA performance goal and FCF performance goal are set forth below. The modified Adjusted EBITDA performance goal for 2025 was lower than Adjusted EBITDA for 2024 due to inflationary cost pressures and lower industry performance for the international segment in 2025 compared to 2024.

	Modified 2025 Tranche Year Performance Goal
Metric	Threshold	Target	Maximum
Adjusted EBITDA(1)	$269,000,000	$322,800,000	$387,360,000
FCF(1)	(581,760,000)	(484,800,000)	(404,000,000)
Potential Vesting Level	50%	100%	200%
(1)	Adjusted EBITDA and FCF are non-GAAP financial measures and should not be construed as an alternative to net earnings and cash flow from operating activities (each as determined in accordance with U.S. GAAP) as indicators of operating performance.

Because achievement of the performance targets prior to modification was improbable and became probable after modification, in accordance with ASC 718, Compensation—Stock Compensation, additional stock compensation for the PSUs allocated to the 2025 Tranche Year was recognizable on the modification date equal to the incremental fair value. Since the modification occurred after the end of the fiscal year, the additional stock compensation for the PSUs allocated to the 2025 Tranche Years will be included in the 2026 compensation tables.

The Compensation Committee reviewed the Company’s financial results and certified achievement of $387.5 million Adjusted EBITDA and ($365.9) million FCF (each calculated as set forth in “Reconciliation of Adjusted EBITDA and Free Cash Flow” below) for the year ended December 31, 2025. As a result, all outstanding PSU tranches allocated to the 2025 Tranche Year with an Adjusted EBITDA or FCF target vested at the 200% level. Absent the modifications approved by the Compensation Committee, the PSU tranches allocated to the 2025 Tranche Year with an Adjusted EBITDA target or a FCF target would not have vested. The Compensation Committee felt this level of payout was warranted despite declines in the Company’s stock price during 2025 because, due to management’s efforts, financial results were significantly better than would have been projected based on actual industry conditions for the year and the fact that our stock price is not reflective of traditional fundamental valuations.

2024 Tranche Year Modification

The Compensation Committee determined that the industry underperformance, primarily due to changes to studio movie release schedules in response to the continuing impacts of industry strikes in the prior year, had a material impact on the Company’s performance in 2024. In light of the fact that these industry impediments were outside the control of the Company and were not known at the time the performance goals were established, on February 19, 2025, the Compensation Committee, in consultation with the Company’s independent compensation consultant, approved a modification to the Adjusted EBITDA performance goal applicable to equity grants allocated to the 2024 Tranche Year. The Compensation Committee did not modify the FCF performance goal applicable to equity grants allocated to the 2024 Tranche Year.

Because achievement of the performance targets prior to modification was improbable and became probable after modification, in accordance with ASC 718, Compensation—Stock Compensation, additional stock compensation for the PSUs allocated to the 2024 Tranche Year was recognizable on the modification date equal to the incremental fair value. The additional stock compensation for the PSUs allocated to the 2024 Tranche Year is included in the 2025 compensation tables that follow.

As a result of the modification, all outstanding PSU tranches allocated to the 2024 Tranche Year with an Adjusted EBITDA target vested at the 146% level and those with an FCF target vested at the 200% level. Absent the modification approved by the Compensation Committee, the PSU tranches allocated to the 2024 Tranche Year with an Adjusted EBITDA target would have vested at the 98% level.

The table below summarizes the incremental number of shares granted to each NEO (the “2024 Tranche Year Modification”) and the corresponding value (based upon the $3.57 closing price for our Common Stock on February 19, 2025) for the 2024 Tranche Year Modification included in the Summary Compensation Table:

Executive	Shares	Value
Adam M. Aron	78,785	$281,262
Sean D. Goodman	24,257	86,597
Daniel E. Ellis	11,949	42,658
Mark Way	10,747	38,367
Carla C. Chavarria	9,536	34,044

COMPENSATION SETTING PROCESS

Independent Compensation Consultant

For compensation related decisions effective for 2025, the Compensation Committee retained the services of Korn Ferry as independent executive compensation consultant to advise the Compensation Committee on compensation matters related to the executive and director compensation programs. In 2025, Korn Ferry assisted the Compensation Committee with, among other things:

●	executive and director market pay analysis;
●	reviewing and making changes to the compensation peer group;
●	development of executive and director pay programs;
●	CEO pay recommendations;
●	decisions in response to changes to studio movie release schedules and weaker than expected consumer demand for the titles released; and
●	assisting with the Compensation, Discussion and Analysis disclosures.

Korn Ferry reported to the Compensation Committee and had direct access to the chairperson and the other members of the Compensation Committee.

The Compensation Committee conducted a specific review of its relationship with Korn Ferry in 2025 and determined that Korn Ferry’s work for the Compensation Committee did not raise any conflicts of interest. Korn Ferry’s work has conformed to the independence factors and guidance provided by the Dodd-Frank Act, the SEC, and the NYSE.

2025 Peer Group

The Company has adopted a peer group of companies as a reference group to provide a broad perspective on competitive pay levels and practices. Peer companies were selected based on industry classification, company size in terms of revenue and market capitalization, and similarity in business operations. The Compensation Committee periodically reviews and updates the peer group, as necessary, upon recommendation of its independent executive compensation consultant. Based on the foregoing selection factors, the Compensation Committee reviewed the 2024 peer group composition and made the following changes for 2025.

Removed	Added
Carnival Corporation	Caesars Entertainment, Inc.
Warner Bros. Discovery, Inc.	Chipotle Mexican Grill, Inc.
Wyndham Hotels & Resorts, Inc.	Texas Roadhouse, Inc.

For 2025, the Company’s peer group consisted of the following 20 companies:
AMC Networks Inc. Bloomin’ Brands, Inc. Brinker International, Inc. Caesars Entertainment, Inc. Chipotle Mexican Grill, Inc. Cinemark Holdings Inc. Darden Restaurants, Inc	Formula One Group Hilton Worldwide Holdings, Inc. Hyatt Hotels Corporation IMAX Corporation Lions Gate Entertainment Corp Live Nation Entertainment, Inc. Marriott International, Inc.	Norwegian Cruise Line Holdings, Ltd Roku, Inc. Royal Caribbean Cruises, Ltd. Sinclair, Inc. TEGNA, Inc. Texas Roadhouse, Inc.

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

Each covered officer is required to achieve the applicable ownership guideline within five years after adoption of the guidelines, becoming a covered officer, being promoted into a position with a higher ownership guideline, or a reset resulting from a dramatic decline in stock price in a single year. Outstanding Common Stock, unvested RSUs and unvested PSUs at target count for measurement of ownership using a 30-day volume weighted average price for the Company’s Common Stock. Covered officers who fall below their applicable ownership guideline have a five-year cure period, after which the Compensation Committee may require that compensation otherwise payable in cash be paid in Common Stock to achieve the applicable ownership guideline. As of December 31, 2025, all NEOs were still within the five-year grace period for compliance.

Equity Award Grant Practices

We do not currently grant stock options as part of our equity-based incentive compensation program. In 2025, our NEOs and certain other employees received RSUs and PSUs. The number of RSUs and PSUs granted to each recipient is determined by dividing the individual’s award value by the average closing price for our Common Stock over the five days preceding the date of grant.

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

Retirement Benefits

We provide retirement benefits to the NEOs based in the U.S. under a qualified defined contribution retirement plan. The AMC 401(k) Savings Plan is a tax-qualified retirement plan in which the NEOs participate on substantially the same terms as our other participating employees. Mr. Way, who is based in the UK, is entitled to receive additional cash payments equal to 20% of his base salary in lieu of a contribution to his pension arrangements.

Non-Qualified Deferred Compensation Program

There were no Non-Qualified Deferred Compensation Programs in place during the year ended December 31, 2025.

Severance and Other Benefits Upon Termination of Employment

As described in more detail below under “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change of Control,” pursuant to their employment agreements, each of our NEOs is entitled to severance benefits in the event of termination of employment without cause and each of our NEOs based in the U.S. is entitled to severance benefits in the event of resignation for good reason (as defined in their respective employment agreements). In the event of a change of control, we believe that the occurrence, or potential occurrence, of a change of control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within a certain number of days following specified changes in their compensation, responsibilities or benefits following a change of control. Accordingly, we provide such protections for each of the NEOs and for other of our senior officers in their respective employment agreements. In addition, unvested equity awards will accelerate upon a change of control. The Compensation Committee evaluates the level of severance benefits provided to our executive officers on a case-by-case basis. We consider these severance protections are set at a conservative level when compared with competitive practices.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding compensation of our principal executive officer and our principal financial officer, and our three other most highly compensated executive officers for services rendered during the year ended December 31, 2025. These individuals are referred to as “NEOs.”

						Change in
						Pension
						Value and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Stock	Plan	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Awards(2)	Compensation(3)	Earnings(4)	Compensation(5)	Total
Adam M. Aron	2025	$1,557,692	$—	$7,381,282	$6,000,000	$—	$36,098	$14,975,072
Chairman, Chief Executive	2024	1,500,000	—	5,444,104	4,380,000	—	29,868	11,353,972
Officer, President and Director	2023	1,500,000	—	17,908,855	6,000,000	—	23,106	25,431,961
Sean D. Goodman	2025	1,009,615	—	1,866,382	2,000,000	—	24,897	4,900,895
Executive Vice President, International Operations,	2024	840,385	1,000,000	1,688,437	1,241,000	—	17,154	4,786,976
Chief Financial Officer and Treasurer	2023	800,000	450,000	3,891,036	1,600,000	—	16,554	6,757,590
Daniel E. Ellis	2025	679,808	—	863,140	905,035	—	21,050	2,469,033
Executive Vice President, Chief Operations	2024	619,231	—	829,030	563,875	—	16,612	2,208,748
and Development Officer	2023	595,000	—	1,704,558	703,885	—	16,012	3,019,456
Mark Way(6)	2025	695,818	—	776,811	939,330	—	175,641	2,587,600
Executive Vice President, Europe
Carla C. Chavarria(7)	2025	590,529	—	690,299	680,225	14,424	23,458	1,998,935
Senior Vice President, Chief Human Resources Officer	2024	535,798	—	666,837	480,835	—	16,204	1,699,675
(1)	Base salary for 2025 set forth above is greater than each individual’s actual base salary rate due to an extra pay period during 2025.

(2)	As required by SEC Rules, amounts shown in this column, “Stock Awards,” present the aggregate grant or modification date fair value of RSUs, PSUs and stock awards granted or modified in each year in accordance with ASC 718, Compensation—Stock Compensation and represents the value based on the probable outcome of performance conditions. See also Note 9—Stockholders’ Deficit to our audited financial statements for the year ended December 31, 2025, included in our Original Report. These awards and modifications were made under the provisions of the equity-based incentive compensation program. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” above for information regarding the awards, modifications, and the performance criteria.

In 2025, the Company modified 2024 Tranche Year PSUs, granted 2025 RSUs and 2025 PSUs to officers, and established performance goals for the 2025 Tranche Year which were applicable to tranche I of the 2025 PSUs, tranche II of the 2024 PSUs and tranche III of the 2023 PSUs. The Company also established performance goals for Mr. Aron’s strategic initiative PSUs for the 2026 Tranche Year. For compensation purposes, PSU tranches are not considered granted until such time as the performance goals are established. As a result, only the fair value of PSU tranches allocated to the 2025 Tranche Year (and in the case of Mr. Aron’s strategic initiative PSUs, the 2026 Tranche Year) are included in the summary compensation tables. The fair value for subsequent tranches will not be determined until performance goals for such tranches are established and will be included in the summary compensation tables for such years as applicable. The incremental value resulting from the 2024 Tranche Year Modification approved in 2025 is included in 2025 compensation. See “Compensation Discussion and Analysis - 2024 Tranche Year Modification” above for additional information.

The fair value of the 2024 Tranche Year Modification, 2025 RSUs, the tranches of the 2025 PSUs, 2024 PSUs and 2023 PSUs allocated to the 2025 Tranche Year and Mr. Aron’s strategic initiative 2025 PSUs allocated to the 2026 Tranche Year was based on the closing price of the Company’s Common Stock of $3.57 on the grant approval date of February 19, 2025. Had the grants been valued using the closing price of our Common Stock on April 24, 2026, of $1.64, the resulting value would be $3,390,841, $857,385, $396,513, $356,854, and $317,112 for Mr. Aron, Mr. Goodman, Mr. Ellis, Mr. Way and Ms. Chavarria, respectively.

For the 2025 Tranche Year PSUs and Mr. Aron’s strategic initiative 2025 PSUs allocated to the 2026 Tranche Year, the amount above includes the probable outcome at the time of grant. For the RSUs and the 2024 Tranche Year Modification, the target/actual value is included. The probable and maximum value of the 2025 Tranche Year PSUs and Mr. Aron’s strategic initiative 2025 PSUs allocated to the 2026 Tranche Year at grant is detailed below:

	Probable	Maximum
Adam M. Aron
EIP—2025 PSU	$2,320,286	$4,640,572
EIP—2024 PSU	751,578	1,503,156
EIP—2023 PSU	160,993	321,985
Sean D. Goodman
EIP—2025 PSU	373,147	746,294
EIP—2024 PSU	250,525	501,050
EIP—2023 PSU	36,671	73,342
Daniel E. Ellis
EIP—2025 PSU	169,611	339,221
EIP—2024 PSU	125,264	250,528
EIP—2023 PSU	16,768	33,537
Mark Way
EIP—2025 PSU	152,650	305,299
EIP—2024 PSU	112,733	225,467
EIP—2023 PSU	15,105	30,209
Carla C. Chavarria
EIP—2025 PSU	135,689	271,377
EIP—2024 PSU	100,210	200,420
EIP—2023 PSU	13,284	26,568
(3)	See “Compensation Discussion and Analysis—Annual Incentive Program” above for a discussion of the terms of our AIP.
(4)	This column includes the aggregate increase in actuarial present value of Ms. Chavarria’s accumulated benefit amount.
(5)	All Other Compensation is comprised of (i) Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, (ii) cash payment in lieu of UK pension contribution, (iii) life insurance premiums, (iv) perquisites and (v) tax gross-up. The following table summarizes “All Other Compensation” provided to the NEOs for the year ended December 31, 2025:

		Cash Payment
	Company Matching	in Lieu of UK	Life
	Contributions to	Pension	Insurance
	401(k) Plan	Contribution(a)	Premiums	Perquisites(b)	Tax Gross-up(c)	Total
Adam M. Aron	$14,000	$—	$16,068	$—	$6,030	$36,098
Sean D. Goodman	14,000	—	5,148	—	5,749	24,897
Daniel E. Ellis	14,000	—	2,967	—	4,083	21,050
Mark Way(d)	—	139,164	1,900	34,577	—	175,641
Carla C. Chavarria	14,000	—	3,889	—	5,569	23,458
(a)	Pursuant to his employment agreement, Mr. Way is entitled to receive cash payments equal to 20% of his base salary in lieu of a contribution to his pension arrangements.
(b)	Perquisite amount for Mr. Way includes benefit plan premiums, car allowance and reimbursement for the incremental cost to the Company of personal aspects of travel expenses, meals and activities for certain Company meetings.
(c)	Represents tax gross-ups paid for fiscal year 2025 relating to income attributable to personal aspects of travel expenses, meals, and activities in connection with certain Company meetings. For each of the NEOs that received a tax gross-up, the incremental cost to the Company of the related travel expenses, meals and activities is not included as a perquisite because the total value was less than $10,000.
(d)	Amounts converted from British Pounds Sterling to U.S. dollars based on the exchange rate as of the close of business on December 31, 2025, rounded to the nearest hundredth (1.34).

(6)	Mr. Way was not a NEO in 2023 or 2024. Mr. Way is based in the UK. All amounts except Stock Awards have been converted from British Pounds Sterling to U.S. dollars based on the exchange rate as of the close of business on December 31, 2025, rounded to the nearest hundredth (1.34).
(7)	Ms. Chavarria was not a NEO in 2023.

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

Mark Way. We entered into an employment agreement with Mr. Way on November 30, 2016. The agreement continues until terminated by us or Mr. Way. The agreement provides that Mr. Way will receive an annual base salary that is subject to review from time to time and can be increased but not decreased. The agreement provides that Mr. Way’s target incentive bonus shall be 75% of his base salary. Mr. Way is entitled to receive additional cash payments equal to 20% of his base salary in lieu of any contribution to his pension arrangements.

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

Grants and Modifications of Plan-Based Awards

The following table summarizes plan-based awards granted to NEOs during the year ended December 31, 2025:

									All Other
									Stock Awards:
			Estimated Future Payouts			Estimated Future Payouts			Number of	Grant Date
			Under Non-Equity			Under Equity			Shares of	Fair Value of
			Incentive Plan Awards			Incentive Plan Awards			Stock or	Stock and
	Approval	Grant		Target		Threshold	Target	Maximum	Units	Option
Name	Date	Date	Threshold	100%	Maximum	(#)	(#)	(#)	(#)	Awards
Adam M. Aron
AIP—Company(1)	N/A	N/A	$1,500,000	$3,000,000	$6,000,000
EIP—2025 RSU(3)	2/19/25	2/19/25							1,083,239	$3,867,163
EIP—2025 PSU(4)	2/19/25	2/19/25				324,970	649,940	1,299,880		2,320,286
EIP—2024 PSU(5)	2/19/25	2/19/25				105,263	210,526	421,052		751,578
EIP—2023 PSU(6)	2/19/25	2/19/25				22,548	45,096	90,192		160,993
EIP – 2024 Tranche Year Modification(7)	2/19/25	2/19/25							78,785	281,262
Sean D. Goodman
AIP—Company(1)	N/A	N/A	500,000	1,000,000	2,000,000
EIP—2025 RSU(3)	2/19/25	2/19/25							313,569	1,119,441
EIP—2025 PSU(4)	2/19/25	2/19/25				52,262	104,523	209,046		373,147
EIP—2024 PSU(5)	2/19/25	2/19/25				35,088	70,175	140,350		250,525
EIP—2023 PSU(6)	2/19/25	2/19/25				5,136	10,272	20,544		36,671
EIP – 2024 Tranche Year Modification(7)	2/19/25	2/19/25							24,257	86,597
Daniel E. Ellis
AIP—Company(1)	N/A	N/A	197,825	395,650	791,300
AIP—Individual(2)	N/A	N/A	N/A	98,900	N/A
EIP—2025 RSU(3)	2/19/25	2/19/25							142,532	508,839
EIP—2025 PSU(4)	2/19/25	2/19/25				23,755	47,510	95,020		169,611
EIP—2024 PSU(5)	2/19/25	2/19/25				17,544	35,088	70,176		125,264
EIP—2023 PSU(6)	2/19/25	2/19/25				2,349	4,697	9,394		16,768
EIP – 2024 Tranche Year Modification(7)	2/19/25	2/19/25							11,949	42,658
Mark Way
AIP—Company(1)*	N/A	N/A	208,740	417,480	834,960
AIP—Individual(2)*	N/A	N/A	N/A	104,370	N/A
EIP—2025 RSU(3)	2/19/25	2/19/25							128,279	457,956
EIP—2025 PSU(4)	2/19/25	2/19/25				21,380	42,759	85,518		152,650
EIP—2024 PSU(5)	2/19/25	2/19/25				15,789	31,578	63,156		112,734
EIP—2023 PSU(6)	2/19/25	2/19/25				2,116	4,231	8,462		15,105
EIP – 2024 Tranche Year Modification(7)	2/19/25	2/19/25							10,747	38,367
Carla C. Chavarria
AIP—Company(1)	N/A	N/A	149,500	299,000	598,000
AIP—Individual(2)	N/A	N/A	N/A	74,750	N/A
EIP—2025 RSU(3)	2/19/25	2/19/25							114,026	407,073
EIP—2025 PSU(4)	2/19/25	2/19/25				19,004	38,008	76,016		135,689
EIP—2024 PSU(5)	2/19/25	2/19/25				14,035	28,070	56,140		100,210
EIP—2023 PSU(6)	2/19/25	2/19/25				1,861	3,721	7,442		13,284
EIP – 2024 Tranche Year Modification(7)	2/19/25	2/19/25							9,536	34,044
*	AIP amounts converted from British Pounds Sterling to U.S. dollars based on the exchange rate as of the close of business on December 31, 2025, rounded to the nearest hundredth (1.34).
(1)	Awards were made under the provisions of the AIP with a payout based upon Company financial performance during the 2025 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.
(2)	The individual component bonus of the AIP was granted subject to a review of each NEO’s individual performance and contribution to the Company’s strategic and financial goals during the 2025 fiscal year. See “Compensation Discussion and Analysis—Annual Incentive Program” for a discussion of the AIP and the Summary Compensation Table for the actual amounts paid.
(3)	Amounts shown in this row represent the number and aggregate grant date fair value of 2025 RSU awards granted by the Compensation Committee, in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The grant date fair value of the 2025 RSUs was based on the per share closing price of the Company’s Common Stock on February 19, 2025 of $3.57. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for information regarding the awards.
(4)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche I of the 2025 PSU awards and tranche II of Mr. Aron’s strategic initiative 2025 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The fair value of the 2025 PSUs at the grant date was $3.57 based on the closing price of such securities on February 19, 2025, and represents the probable outcome at grant date of the performance goals at the target amount. The grant date and fair value for tranches II and III of the 2025 PSUs (except for tranche II of Mr. Aron’s strategic initiative 2025 PSUs which was determined in February 2025) will not be determined until targets for such tranches are established in 2026 and 2027, respectively and will be included in the grants of plan-based awards tables for such years, as applicable. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(5)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche II of the 2024 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche II of the 2024 PSUs was not considered granted until the performance goals for the 2025 Tranche year were established by the Compensation Committee, which occurred on February 19, 2025. The fair value of tranche II of the 2024 PSUs at the grant date was $3.57 based on the closing price of such securities on February 19, 2025, and represents the probable outcome at grant date of the performance goals at the target amount. The grant date and fair value for tranche III of the 2024 PSUs will not be determined until targets for such tranche is established in 2026 and will be included in the grants of plan-based awards table for such year. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(6)	Amounts shown in this row represent the number and aggregate grant date fair value of tranche III of the 2023 PSU awards in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Tranche III of the 2023 PSUs was not considered granted until the performance goals for the 2025 Tranche year were established by the Compensation Committee, which occurred on February 19, 2025. The fair value of tranche III of the 2023 PSUs at the grant date was $3.57 based on the closing price of such securities on February 19, 2025, and represents the probable outcome at grant date of the performance goals at the target amount. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” for additional information regarding the awards and the performance criteria.
(7)	Amounts shown in this row represent the number and aggregate modification date incremental fair value of the 2024 Tranche Year PSUs, in accordance with accounting rules ASC 718, Compensation—Stock Compensation. On February 19, 2025, the Compensation Committee modified the 2024 Tranche Year PSUs to adjust the performance targets to reflect industry conditions. Because achievement of the performance targets prior to modification was improbable for certain PSUs and probable, but at a lower level, for other PSUs, the incremental fair value of 2024 Tranche Year PSUs at modification was based on the per share closing price of the Company’s Common Stock on February 19, 2025, of $3.57. The modified 2024 Tranche Year PSUs were not considered incentive plan awards because the attainment was determined at the same time as the modification. See “Compensation Discussion and Analysis—2024 Tranche Year Modification” for information regarding the awards, modifications, and the performance criteria.

Outstanding Equity Awards as of December 31, 2025

The following table presents information regarding the outstanding equity awards held by our NEOs as of December 31, 2025:

			Stock Awards
					Equity Incentive Plan Awards:
				Market	Number of	Market or
			Number of	Value of	Unearned	Payout Value
			Shares or	Shares or	Shares,	of Shares,
			Units of	Units of	Units, or	Units, or
			Stock That	Stock That	Other Rights	Other Rights
			Have Not	Have Not	That Have	That Have
			Vested	Vested	Not Vested	Not Vested
Name	Grant Date	Award Type	(#)(1)	($)(2)	(#)(1)	($)(2)
Adam M. Aron
EIP—2023 RSU—(3)	2/23/23	RSU	45,098	70,353	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche III—(4)	2/23/23	PSU	—	—	54,116	84,420
EIP—2023 PSU—FCF—Tranche III—(5)	2/23/23	PSU	—	—	36,076	56,278
EIP—2024 RSU—(6)	6/5/24	RSU	421,053	656,843	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche II—(7)	6/5/24	PSU	—	—	252,632	394,106
EIP—2024 PSU—FCF—Tranche II—(8)	6/5/24	PSU	—	—	168,420	262,735
EIP—2025 RSU—(9)	2/19/25	RSU	1,083,239	1,689,853	—	—
EIP—2025 PSU—Adj. EBITDA—Tranche I—(10)	2/19/25	PSU	—	—	433,294	675,939
EIP—2025 PSU—FCF—Tranche I—(11)	2/19/25	PSU	—	—	433,294	675,939
EIP—2025 PSU—Strategic—Tranche I—(12)	2/19/25	PSU	—	—	216,646	337,968
EIP—2025 PSU—Strategic—Tranche II—(12)	2/19/25	PSU	—	—	108,323	168,984
Sean D. Goodman
EIP—2023 RSU—(3)	2/23/23	RSU	10,274	16,027	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche III—(4)	2/23/23	PSU	—	—	12,328	19,232
EIP—2023 PSU—FCF—Tranche III—(5)	2/23/23	PSU	—	—	8,216	6,408
EIP—2024 RSU—(6)	6/5/24	RSU	140,352	218,949	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche II—(7)	6/5/24	PSU	—	—	84,210	131,368
EIP—2024 PSU—FCF—Tranche II—(8)	6/5/24	PSU	—	—	56,140	87,578
EIP—2025 RSU—(9)	2/19/25	RSU	313,569	489,168	—	—
EIP—2025 PSU—Adj. EBITDA—Tranche I—(10)	2/19/25	PSU	—	—	125,428	195,668
EIP—2025 PSU—FCF—Tranche I—(11)	2/19/25	PSU	—	—	83,618	130,444
Daniel E. Ellis
EIP—2023 RSU—(3)	2/23/23	RSU	4,698	7,329	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche III—(4)	2/23/23	PSU	—	—	5,636	8,792
EIP—2023 PSU—FCF—Tranche III—(5)	2/23/23	PSU	—	—	3,758	5,862
EIP—2024 RSU—(6)	6/5/24	RSU	70,176	109,475	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche II—(7)	6/5/24	PSU	—	—	42,106	65,685
EIP—2024 PSU—FCF—Tranche II—(8)	6/5/24	PSU	—	—	28,070	43,789
EIP—2025 RSU—(9)	2/19/25	RSU	142,532	222,350	—	—
EIP—2025 PSU—Adj. EBITDA—Tranche I—(10)	2/19/25	PSU	—	—	57,012	88,939
EIP—2025 PSU—FCF—Tranche I—(11)	2/19/25	PSU	—	—	38,008	59,292
Mark Way
EIP—2023 RSU—(3)	2/23/23	RSU	4,231	6,600	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche III—(4)	2/23/23	PSU	—	—	5,076	7,919
EIP—2023 PSU—FCF—Tranche III—(5)	2/23/23	PSU	—	—	3,386	5,282
EIP—2024 RSU—(6)	6/5/24	RSU	63,158	98,526	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche II—(7)	6/5/24	PSU	—	—	37,894	59,115
EIP—2024 PSU—FCF—Tranche II—(8)	6/5/24	PSU	—	—	25,262	39,409
EIP—2025 RSU—(9)	2/19/25	RSU	128,279	200,115	—	—
EIP—2025 PSU—Adj. EBITDA—Tranche I—(10)	2/19/25	PSU	—	—	51,312	80,047
EIP—2025 PSU—FCF—Tranche I—(11)	2/19/25	PSU	—	—	34,206	53,361
Carla C. Chavarria
EIP—2023 RSU—(3)	2/23/23	RSU	3,724	5,809	—	—
EIP—2023 PSU—Adj. EBITDA—Tranche III—(4)	2/23/23	PSU	—	—	4,466	6,967
EIP—2023 PSU—FCF—Tranche III—(5)	2/23/23	PSU	—	—	2,976	4,643
EIP—2024 RSU—(6)	6/5/24	RSU	56,141	87,580	—	—
EIP—2024 PSU—Adj. EBITDA—Tranche II—(7)	6/5/24	PSU	—	—	33,684	52,547
EIP—2024 PSU—FCF—Tranche II—(8)	6/5/24	PSU	—	—	22,456	35,031
EIP—2025 RSU—(9)	2/19/25	RSU	114,026	177,881	—	—
EIP—2025 PSU—Adj. EBITDA—Tranche I—(10)	2/19/25	PSU	—	—	45,610	71,152
EIP—2025 PSU—FCF—Tranche I—(11)	2/19/25	PSU	—	—	30,406	47,433
(1)	Amount shown in this column represents the number of unvested units. Each unit will convert into one share of Common Stock immediately upon vesting. See “Compensation Discussion and Analysis—Equity-Based Compensation Program” above.

(2)	The fair market value was calculated based on the closing price of the Company’s Common Stock on December 31, 2025, of $1.56 per share.
(3)	Amounts shown in this row represent the number of unvested and year-end market value of the 2023 RSU award. This award vested on January 2, 2026.
(4)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the 2023 PSU award with an Adjusted EBITDA performance goal. The 2023 PSU awards were originally granted on February 23, 2023, with performance goals established for tranche III on February 19, 2025. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche III, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.
(5)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche III of the 2023 PSU award with an FCF performance goal. The 2023 PSU awards were originally granted on February 23, 2023, with performance goals established for tranche III on February 19, 2025. Tranche III consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Subsequent to year-end, the Compensation Committee modified the FCF performance goal covering tranche III, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.
(6)	Amounts shown in this row represent the number of unvested and year-end market value of the 2024 RSU award. One half of this amount vested on January 2, 2026, and the remainder will vest on January 4, 2027, subject to continued employment.
(7)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the 2024 PSU award with an Adjusted EBITDA performance goal. The 2024 PSU awards were originally granted on June 5, 2024 after stockholders approved the 2024 EIP, with performance goals established for tranche II on February 19, 2025. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Performance goals for tranche III of the 2024 PSUs were set after December 31, 2025; therefore, amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche II, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.
(8)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche II of the 2024 PSU award with an FCF performance goal. The 2024 PSU awards were originally granted on June 5, 2024 after stockholders approved the 2024 EIP, with performance goals established for tranche II on February 19, 2025. Tranche II consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Performance goals for tranche III of the 2024 PSUs were set after December 31, 2025; therefore, amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the FCF performance goal covering tranche II, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.
(9)	Amounts shown in this row represent the number of unvested and year-end market value of the 2025 RSU award. One-third of this amount vested on January 2, 2026, and an additional one-third will vest on each of January 4, 2027 and January 3, 2028, subject to continued employment.
(10)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the 2025 PSU award with an Adjusted EBITDA performance goal. The 2025 PSU awards were granted on February 19, 2025, with performance goals established for tranche I on the same date. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Performance goals for tranches II and III of the 2025 PSUs will be set after December 31, 2025; therefore, amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the Adjusted EBITDA performance goal covering tranche I, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.

(11)	Amounts shown in this row represent the number of unvested and the year-end market value of tranche I of the 2025 PSU award with a FCF performance goal. The 2025 PSU awards were granted on February 19, 2025, with performance goals established for tranche I on the same date. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31, 2025. Performance goals for tranches II and III of the 2025 PSUs will be set after December 31, 2025; therefore, amounts for such awards are not included in this table. Subsequent to year-end, the Compensation Committee modified the FCF performance goal covering tranche I, certified performance attainment and approved vesting at 200% of target, so the values reflected represent the maximum level of potential vesting. This tranche vested on February 19, 2026.
(12)	Amounts shown in this row represent the number of unvested and the year-end market value of tranches I and II of the 2025 PSU award with a strategic performance goal. The 2025 PSU awards were granted on February 19, 2025, with performance goals established for tranches I and II on the same date. Tranche I consists of PSUs with a one-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2025. Tranche II consists of PSUs with a two-year performance goal covering a performance period beginning January 1, 2025, and ending on December 31, 2026. The PSUs vest upon certification of achievement of the performance goals and based upon the executive’s employment through December 31 of the applicable year. There are no strategic performance goals for tranche III of the 2025 PSUs. Subsequent to year-end, the Compensation Committee certified performance attainment and approved vesting at 200% of target for tranche I, so the value reflected for tranche I represents the maximum level of potential vesting. Tranche I vested on February 19, 2026. The value reflected for tranche II represents the target level of potential vesting.

Option Exercises and Stock Vested

There were no options issued by the Company or exercised during the year ended December 31, 2025. The following table sets forth information on the vesting of the RSUs and PSUs for each NEO during the year ended December 31, 2025.

	Number of	Value
	Shares Acquired	Realized on
Name	on Vesting (#)(1)	Vesting ($)
Adam M. Aron
EIP—RSU(2)	273,566	$1,099,735
EIP—PSU(3)	458,491	1,636,813
Sean D. Goodman
EIP—RSU(2)	84,226	338,589
EIP—PSU(3)	141,162	503,948
Daniel E. Ellis
EIP—RSU(2)	41,485	166,770
EIP—PSU(3)	69,531	248,226
Mark Way
EIP—RSU(2)	37,320	150,026
EIP—PSU(3)	62,543	223,279
Carla C. Chavarria
EIP—RSU(2)	33,115	133,122
EIP—PSU(3)	55,502	198,142
(1)	The amount in this column reflects the number of shares underlying RSUs and PSUs that vested during the year ended December 31, 2025.
(2)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $4.02 on January 2, 2025 (the vesting date) by the number of shares acquired on vesting of RSUs. Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.
(3)	The aggregate value upon vesting was calculated by multiplying the closing price of the Company’s Common Stock of $3.57 on February 19, 2025 (the vesting date) by the number of shares acquired on vesting of PSUs based upon attainment of performance targets (as modified). Amounts shown are gross amounts prior to withholding to cover tax obligations upon vesting.

Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to the NEOs under the AMC Defined Benefit Retirement Income Plan (the “DB Plan”) as of December 31, 2025.

		Number of	Present Value
		Years Credited	of Accumulated
Name	Plan Name	Service(#)(1)	Benefit($)(2)
Adam M. Aron	—	—	—
Sean D. Goodman	—	—	—
Daniel E. Ellis	—	—	—
Mark Way	—	—	—
Carla C. Chavarria	Defined Benefit Retirement Income Plan	18.3	$202,581
(1)	The number of years credited service represents the number of years of service through December 31, 2006, the date the plan was frozen.
(2)	The accumulated benefit was based on service and earnings considered by the plan for the period through December 31, 2025. The present value has been calculated assuming the NEOs will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plan. The discount rate assumption was 5.28%. The post-retirement mortality assumption was based on the PRI-2012 Employees Tables with the Retiree and Contingent Survivor Tables for annuitants projected forward with scale MP-2021.

Pension Plan

The DB Plan is a non-contributory defined-benefit pension plan subject to the provisions of ERISA in which certain of the NEOs participate on substantially the same terms as our other participating employees. On November 7, 2006, our Board approved a proposal to freeze the DB Plan, effective as of December 31, 2006.

The DB Plan provides benefits to certain of our employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. Under the DB Plan, a participant earns a vested right to an accrued benefit upon completion of five years of vesting service. For additional information on the material assumptions with respect to this plan, see Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Potential Payments Upon Termination or Change of Control.

The following table describes potential payments and other benefits that would have been received or receivable by each NEO or his or her estate under the officer’s employment agreement or related plans and agreements if employment had been terminated under various circumstances on December 31, 2025.

	Termination		Termination	Termination
	Following a		With Good	Without
	Change of	Death or	Reason by	Cause by
Name	Control	Disability	Employee	Company	Retirement
Adam M Aron
Base Salary	$2,250,000	$—	$2,250,000	$2,250,000	$—
AIP	7,785,000	—	7,785,000	7,785,000	—
Unvested Equity Awards	6,000,000	3,660,741	6,000,000	6,000,000	—
Total	16,035,000	3,660,741	16,035,000	16,035,000	—
Sean D. Goodman
Base Salary	1,000,000	—	1,000,000	1,000,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	1,448,285	1,012,697	—	—	—
Total	2,448,285	1,012,697	1,000,000	1,000,000	—
Daniel E. Ellis
Base Salary	650,000	—	650,000	650,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	678,305	475,334	—	—	—
Total	1,328,305	475,334	650,000	650,000	—
Mark Way
Base Salary	695,818	—	—	695,818	—
AIP	—	—	—	—	—
Unvested Equity Awards	610,486	427,808	—	—	—
Total	1,306,304	427,808	—	695,818	—
Carla C. Chavarria
Base Salary	1,150,000	—	1,150,000	1,150,000	—
AIP	—	—	—	—	—
Unvested Equity Awards	542,535	380,156	—	—	—
Total	1,692,535	380,156	1,150,000	1,150,000	—

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

Mr. Way is entitled to receive cash severance payments equal to his annual base salary in the event of termination by the Company without 12 months notice, subject to certain exceptions. If Mr. Way obtains alternative employment during the severance period, any remuneration (including wages, salary and bonus) received by Mr. Way in a calendar month shall be set off against the severance payments owed by the Company during that month.

Ms. Chavarria is entitled to receive cash severance payments equal to two years of her base salary in the event of termination by the Company without “Cause” or by Ms. Chavarria for “Good Reason” (as such term is defined below and in her employment agreement).

Per Mr. Aron’s, Mr. Goodman’s, Mr. Ellis’ and Ms. Chavarria’s employment agreements, Cause shall mean, as reasonably determined by the Board based on information that one or more of the following has occurred, the executive has: (i) committed a felony or similar crime; (ii) engaged in acts of fraud, dishonesty, gross negligence or other misconduct; (iii) willfully failed to perform her duties under the agreement; or (iv) breached any provision, materially breached any contract or breached any material written Company policy. Good Reason shall mean a termination of the executive’s employment by means of resignation by the executive after the occurrence of any one of the following conditions: (i) a material diminution in the executive’s rate of base salary; (ii) a material diminution in the executive’s authority, duties, or responsibilities; (iii) a material change in the geographic location of the executive’s principal office with the Company; or (iv) a material breach of the employment agreement by the Company.

Acceleration of RSU and PSU Awards. Unvested RSU and PSU awards do not vest upon a termination by the Company. Beginning with grants made in 2025, upon a termination due to disability or a retirement after attaining the age of 65 and at least 10 years of service to the Company, (i) RSUs are not forfeited and are permitted to continue to vest on their original schedule and (ii) PSUs allocated to the tranche year in which the termination occurs are not forfeited and continue to vest in the ordinary course, subject to attainment of applicable performance goals. Also beginning with grants made in 2025, upon a termination due to death, (i) all unvested RSUs immediately vest and (ii) PSUs allocated to the tranche year in which the termination occurs immediately vest at 100% of target. Under the EIP, upon a Change in Control of the Company, the Compensation Committee can, in its discretion, determine to accelerate the vesting of outstanding awards. The Compensation Committee has adopted a policy (and authorized incorporation of such policy into the employment agreements of the current NEOs) to provide for automatic acceleration of unvested equity awards upon a Change in Control. For PSUs, such accelerated vesting shall occur at the higher of target or actual attainment at the time of the Change in Control event. The table above shows the value (based on the market price of the Company’s Common Stock at year-end) of any unvested equity awards at target, and the cash value of certain payments guaranteed to Mr. Aron.

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

Pension Benefits. See “Pension Benefits” above for a discussion of benefits upon termination under the DB Plan.

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

For the year ended December 31, 2025:

●	The median of the annual total compensation of all employees of the Company (other than our CEO) was $12,756.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A, was $14,975,072.
●	Based on this information, for 2025 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 1,174 to 1.

Following are the methodology and material assumptions we applied to identify the median of the annual total compensation of all employees, as well as to determine the annual total compensation of the “median employee”:

●	We selected December 31, 2025, the last day of our fiscal year, as the date upon which to identify the median employee.
●	We prepared a list of all active employees as of December 31, 2025, resulting in a list of approximately 33,311 employees in 11 countries with approximately 23,777 employees based in the U.S. and 9,534 based internationally. No countries were omitted from our determination process.
●	We determined to use total earnings for the twelve months ended December 31, 2025, as our compensation measure. Total earnings include regular pay and additional pay elements such as overtime and tips. We used this measurement as this pay data was readily available in all our locations and representative of our compensation structure.
●	We did not make any cost-of-living adjustment in identifying the median employee and we annualized the compensation of all permanent employees included in the sample who were hired in 2025 but did not work for the entire year.
●	We determined the median amount of compensation from the compiled list and the related employee was selected as our median employee. Our median employee is a part-time theatre-level film crew employee in the U.S.
●	For the median employee, we combined all elements of the respective employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and consistent with the determination of the total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment No. 1 on Form 10-K/A.

DIRECTOR COMPENSATION

The following section presents information regarding the compensation paid during the year ended December 31, 2025, to members of our Board who were not employees of the Company (“Non-Employee Directors”). Employee members of our Board do not receive any compensation from the Company for service as a director. We reimburse all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

Non-Employee Director Compensation

In order to attract and retain qualified Non-Employee Directors, the Company amended and restated its Non-Employee Director Compensation Program, effective January 1, 2025, pursuant to which Non-Employee Directors were compensated for their service to the Company in 2025. Each non-employee director is eligible for the following annual compensation for services as a Board member:

●	an annual cash retainer of $165,000;
●	an annual stock award with a calculation value of $120,000, subject to a one-year holding requirement;
●	an annual cash retainer of $50,000 for the Lead Independent Director; and
●	an annual cash retainer for non-employee directors who serve on a committee as follows:

Committee	Chairperson	Member
Audit	$35,000	$17,500
Compensation	25,000	15,000
Nominating and Corporate Governance	20,000	10,000

Cash retainers are paid in quarterly installments and are pro-rated for partial years of service.

Stock awards are made pursuant to the Company’s equity incentive plan, are fully vested at the date of grant, and are issued on the later of (i) the date annual grants are made to senior management and (ii) the date the director is elected to the Board. For 2025, stock awards for non-employee directors were approved on February 19, 2025. Stock awards are pro-rated for the director’s first partial year of service, but not for the last partial year of service. Directors may elect to receive all or a portion of their cash retainer in stock. Stock awards must be retained until the earlier to occur of the first anniversary of the grant date or the director’s departure from the Board.

Unless otherwise specified by the Board, the number of shares awarded to each non-employee director is determined by dividing the value of the award by the average closing price of the stock for the five trading days prior to the date of the stock award. Since the stock prices used to calculate the grants and determine the compensation value are different, in times of high volatility the reflected compensation may ultimately be higher or lower than that targeted by the Board. For the 2025 stock awards, the price used to calculate the shares awarded was $3.508, and the price used to calculate the compensation included in the table was $3.57.

The Compensation Committee, in consultation with its independent executive compensation consultant, annually reviews the Non-Employee Director Compensation Program and recommends updates, if any, to the full Board for approval.

Director Compensation Table

The following table presents information regarding the compensation of our non-employee directors during the year ended December 31, 2025.

	Fees Earned or	Stock	All Other
Name	Paid in Cash(1)	Awards(2)	Compensation(3)	Total
Denise M. Clark	$202,500	$122,123	$13,209	$337,832
Marcus Glover	182,500	122,123	—	304,623
Sonia Jain	195,625	122,123	—	317,748
Howard W. “Hawk” Koch, Jr.	190,000	122,123	—	312,123
Philip Lader(4)	134,375	223,889	4,822	363,086
Gary F. Locke	190,000	122,123	—	312,123
Kathleen M. Pawlus	190,603	122,123	3,475	316,200
Keri S. Putnam	192,500	122,123	8,431	323,054
Anthony J. Saich	190,000	122,123	—	312,123
Adam J. Sussman	190,000	122,123	—	312,123
(1)	Includes the annual cash retainer for services as (a) a board member, (b) the Lead Independent Director, and (c) a chairperson or member of a committee.
(2)	Represents the aggregate grant date fair values, as computed in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 718, Compensation—Stock Compensation, calculated based upon the closing price of the Common Stock on the February 19, 2025 grant date of $3.57. As discussed above, the number of shares of Common Stock granted was calculated using a price of $3.508 (representing a five-day average closing ) resulting in the variance between the award calculation value and the ultimate compensation value included in the table.
(3)	Represents tax gross-up paid for fiscal year 2025 relating to income attributable to personal aspects of travel expenses, meals, and activities in connection with certain Company meetings. For each of the directors that received a tax gross-up, the incremental cost to the Company of the related travel expenses, meals and activities is not included as a perquisite because the total value was less than $10,000.
(4)	Mr. Lader elected to receive $100,000 of his annual cash retainer fee as Lead Independent Director in shares of Common Stock. The Common Stock was granted on February 19, 2025, and the number of shares granted and the grant date fair value of those shares was determined as described in footnote 2 above.

RECONCILIATION OF ADJUSTED EBITDA AND FREE CASH FLOW

Reconciliation of Adjusted EBITDA (1):	Year Ended
(dollars in millions)	December 31,
(unaudited)	2025
Net loss	$(632.4)
Plus:
Income tax provision	4.5
Interest expense	530.2
Depreciation and amortization	313.4
Impairment of long-lived assets (2)	43.5
Certain operating expense (3)	14.6
Equity in earnings of non-consolidated entities (4)	(6.8)
Attributable EBITDA (5)	2.3
Investment income (6)	(32.1)
Other expense (7)	129.8
Merger, acquisition, and other costs (8)	3.6
Stock-based compensation expense (9)	16.9
Adjusted EBITDA (1)	$387.5
(1)	We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in international markets. These further adjustments are itemized above. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA is a non-U.S. GAAP financial measure commonly used in our industry and should not be construed as an alternative to net earnings (loss) as an indicator of operating performance (as determined in accordance with U.S. GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and estimate our value. Our definition of Adjusted EBITDA and adjustments made to net earnings (loss) to calculate it are broadly consistent with how Adjusted EBITDA is defined and calculated in the Company’s debt indentures.

Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

●	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;
●	excludes income tax payments that represent a reduction in cash available to us; and
●	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.
(2)	During the year ended December 31, 2025, we recorded non-cash impairment charges related to our long-lived assets of $28.0 million on 47 theatres in the U.S. markets with 560 screens which were related to property, net and operating lease right-of-use assets, net and $15.5 million on 20 theatres in the international markets with 159 screens which were related to property, net and operating lease right-of-use assets, net.
(3)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, including the related accretion of interest, disposition of assets and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.

(4)	Equity in earnings non-consolidated entities during the year ended December 31, 2025, primarily consisted of equity in earnings from AC JV, LLC (“AC JV”) of $(4.8) million.
(5)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain international markets. See below for a reconciliation of our equity in earnings of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

Reconciliation of Attributable EBITDA	Year Ended
(dollars in millions)	December 31,
(unaudited)	2025
Equity in (earnings) of non-consolidated entities	$(6.8)
Less:
Equity in (earnings) of non-consolidated entities excluding international theatre joint ventures	(5.7)
Equity in earnings of international theatre joint ventures	1.1
Income tax provision	0.1
Investment income	(0.5)
Interest expense	0.2
Depreciation and amortization	1.4
Attributable EBITDA	$2.3
(6)	Investment income during the year ended December 31, 2025 includes interest income of $(8.0) million and realized and unrealized gains on our investments in Hycroft Mining Holding Corporation of $(34.4) million, partially offset by impairment of an equity security without a readily determinable fair value of $10.3 million.
(7)	Other expense during the year ended December 31, 2025 includes net losses on debt extinguishments of $196.0 million, an increase in the fair value of the bifurcated embedded derivative in the Senior Secured Exchangeable Notes due 2030 of $19.3 million, and term loan modification third party fees of $3.1 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 of $(56.7) million, foreign currency transaction gains of $(28.1) million, and shareholder litigation recoveries of $(3.8) million.
(8)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(9)	Non-cash expense included in general and administrative: other.

Reconciliation of Free Cash Flow (1)	Year Ended
(dollars in millions)	December 31,
(unaudited)	2025
Net cash used in operating activities	$(119.8)
Plus: total capital expenditures	(246.1)
Free cash flow (1)	$(365.9)
Reconciliation of Capital Expenditures:
Capital expenditures
Growth capital expenditures (2)	$93.2
Maintenance capital expenditures (3)	151.4
Change in construction payables (4)	1.5
Total capital expenditures	$246.1
(1)	“Free Cash Flow” is used herein solely as a performance measure for our EIP. See “Compensation, Discussion and Analysis-Equity-Based Compensation Program”. The term Free Cash Flow may differ from similar measures reported by other companies.
(2)	Growth capital expenditures are investments that enhance the guest experience and grow revenues and profits and include initiatives such as theatre remodels, acquisitions, newly built theatres, premium large formats, enhanced food and beverage offerings and service models and technology that enable efficiencies and additional revenue opportunities.
(3)	Maintenance capital expenditures are amounts required to keep our existing theatres in compliance with regulatory requirements and in a sustainable good operating condition, including expenditures for repair of HVAC, sight and sound systems, compliance with ADA requirements and technology upgrades of existing systems.

(4)	Change in construction payables are changes in amounts accrued for capital expenditures that fluctuate significantly from period to period based on the timing of actual payments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information regarding beneficial ownership of our Common Stock outstanding as of April 24, 2026, with respect to:

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

	Common Stock
Name	Number	%
5% Beneficial Owners
UBS Group AG (1)	31,798,365	5.20
Discovery Capital Management, LLC (2)	32,746,487	5.35
Directors and Named Executive Officers:
Adam M. Aron	2,187,020	*
Sean D. Goodman	494,422	*
Daniel E. Ellis	236,034	*
Mark Way	211,215	*
Carla C. Chavarria	218,444	*
Denise M. Clark	155,923	*
Marcus Glover	137,295	*
Sonia Jain	149,903	*
Howard W. “Hawk” Koch., Jr.	157,113	*
Philip Lader	189,163	*
Gary F. Locke	160,658	*
Keri S. Putnam	155,923	*
Anthony J. Saich	160,658	*
Adam J. Sussman	160,658	*
All directors and executive officers as a group (17 persons) (3)	4,964,041	*
*	Less than 1%
(1)	Based on a Schedule 13G filed January 30, 2026, by UBS Group AG. In such filing UBS Group AG lists its address as Bahnhofstrasse 45 PO Box CH-8021, Zurich, Switzerland. The Schedule 13G indicates sole voting power and sole dispositive power over 0 shares, shared voting power over 31,798,365 shares, and shared dispositive power over 31,798,761 shares.
(2)	Based on a Schedule 13G filed December 18, 2025, by Discovery Capital Management, LLC. In such filing Discovery Capital Management, LLC lists its address as 20 Marshall Street, Suite 310, South Norwalk, CT 06854. The Schedule 13G indicates sole voting power and sole dispositive power over 0 shares, and shared voting power and shared dispositive power over 32,746,487 shares, including 29,848,243 shares issuable on the conversion of an exchangeable note.
(3)	Includes 189,612 shares of Common Stock beneficially held by executive officers not named in the table.

Equity Compensation Plan Information

The following table summarizes the 2013 EIP and 2024 EIP as of December 31, 2025. The 2013 EIP expired by its terms on December 17, 2023, and no further grants can be made under the 2013 EIP. However, shares subject to awards outstanding at the time of expiration can continue to vest and be issued according to the terms of the award agreements. Stockholders approved the 2024 EIP at the 2024 annual meeting of stockholders.

	(a) Total Number of		(b) Weighted-average		(c) Number of Securities
	Securities to be		Exercise Price of		Remaining Available for
	Issued Upon Exercise		Outstanding		Future Issuance Under
	of Outstanding		Options,		Equity Compensation Plans
	Options, Warrants		Warrants and		(Excluding Securities
Plan Category	and Rights		Rights($)		Reflected in Column (a))
Equity compensation plans approved by security holders—AMC	14,786,854	(1)	—	(2)	7,893,035	(3)
Equity compensation plans not approved by security holders	—		—		—
(1)	Represents the number of shares of Common Stock underlying outstanding time-vesting RSUs and performance-vesting PSUs. PSUs are reflected at the maximum level of potential vesting and include approved awards allocated to future tranche years for which performance targets have not been established. Amounts represent the gross amount of shares prior to tax withholding upon vesting, which will reduce the number of shares actually issued.
(2)	Outstanding RSUs and PSUs have no exercise price.
(3)	Represents the number of shares of Common Stock available for future grants under the 2024 EIP after deducting the shares included in column (a). Amounts represent the gross amount of shares prior to tax withholding upon vesting, which will reduce the number of shares actually issued.

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

Related Person Transactions

Since January 1, 2025, there have been no related person transactions.

Director Independence

Currently, nine of our directors are independent: Ms. Clark, Mr. Glover, Ms. Jain, Mr. Koch, Mr. Lader, Mr. Locke, Ms. Putnam, Dr. Saich, and Mr. Sussman, as determined by our Board in accordance with NYSE rules. The remaining member of the Board, Mr. Aron, is not independent under the NYSE rules or within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).

Our Board determined that Ms. Clark, Mr. Glover, Ms. Jain and Ms. Putnam, all of whom serve on the Audit Committee, are independent in accordance with NYSE rules and within the meaning of the Exchange Act for purposes of serving on our Audit Committee. The Compensation Committee is composed of five directors: Mr. Koch, Mr. Lader, Mr. Locke, Dr. Saich, and Mr. Sussman, all of whom are independent in accordance with NYSE rules. The Nominating and Corporate Governance Committee is composed of five directors: Ms. Clark, Mr. Koch, Mr. Locke, Ms. Putnam, and Mr. Sussman, all of whom are independent in accordance with NYSE rules.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees that the Company was billed for the audit and other services provided by EY for the years ended December 31, 2025, and 2024. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of EY and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company’s independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

	Year Ended	Year Ended
	December 31,	December 31,
Type of Fee	2025	2024
Audit Fees(1)	$4,157,095	$4,378,614
Audit-Related Fees(2)	648,016	691,550
Tax Fees(3)	395,697	418,333
Total	5,200,808	5,488,497
(1)	Audit Fees include the audit of our annual financial statements and our internal control over financial reporting, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2025, and December 31, 2024.
(2)	Audit-Related Fees includes assurance and related services by EY that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(3)	Tax Fees include professional services rendered by EY for U.S. and international tax return preparation and tax compliance.

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

The Audit Committee pre-approved all services provided by EY for 2025.

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

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

By:	/s/ Chris A. Cox
Chris A. Cox
Senior Vice President and Chief Accounting Officer

Date: April 30, 2026