Form 10-Q
period 2026-03-31
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2026-05-05
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of May 4, 2026
Class A common stock	612,069,425

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In millions, except share and per share amounts)	March 31, 2026	March 31, 2025
Revenues
Admissions	$578.4	$473.5
Food and beverage	347.3	283.4
Other theatre	119.7	105.6
Total revenues	1,045.4	862.5
Operating costs and expenses
Film exhibition costs	255.6	204.8
Food and beverage costs	66.4	57.2
Operating expense, excluding depreciation and amortization below	407.3	393.2
Rent	224.1	218.1
General and administrative:
Merger, acquisition and other costs	1.1	3.0
Other, excluding depreciation and amortization below	60.9	56.0
Depreciation and amortization	75.7	76.1
Operating costs and expenses	1,091.1	1,008.4
Operating loss	(45.7)	(145.9)
Other expense, net:
Other income	(52.4)	(58.8)
Interest expense:
Corporate borrowings	119.9	109.0
Finance lease obligations	1.5	1.2
Non-cash NCM exhibitor services agreement	18.5	8.9
Investment income	(18.3)	(5.7)
Total other expense, net	69.2	54.6
Loss before income taxes	(114.9)	(200.5)
Income tax provision	2.2	1.6
Net loss	$(117.1)	$(202.1)
Net loss per share:
Basic and diluted	$(0.22)	$(0.47)
Weighted average shares outstanding:
Basic and diluted (in thousands)	539,664	430,973

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Net loss	$(117.1)	$(202.1)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(15.5)	52.7
Other comprehensive income (loss)	(15.5)	52.7
Total comprehensive loss	$(132.6)	$(149.4)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$339.2	$428.5
Restricted cash	41.7	48.8
Receivables, net	103.3	156.0
Other current assets	98.5	97.2
Total current assets	582.7	730.5
Property, net	1,324.8	1,374.2
Operating lease right-of-use assets, net	3,040.5	3,137.3
Intangible assets, net	146.4	147.4
Goodwill	2,391.9	2,416.1
Other long-term assets	198.5	212.3
Total assets	$7,684.8	$8,017.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$273.5	$382.9
Accrued expenses and other liabilities	358.7	338.2
Deferred revenues and income	446.9	465.5
Current maturities of corporate borrowings	19.8	19.9
Current maturities of finance lease liabilities	5.8	5.8
Current maturities of operating lease liabilities	560.6	560.0
Total current liabilities	1,665.3	1,772.3
Corporate borrowings	3,944.1	4,018.6
Finance lease liabilities	44.2	46.7
Operating lease liabilities	3,354.8	3,485.0
Exhibitor services agreement	457.5	459.1
Deferred tax liability, net	36.1	35.7
Other long-term liabilities	109.3	95.2
Total liabilities	9,611.3	9,912.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Class A common stock ($.01 par value, 1,100,000,000 shares authorized; 605,223,095 shares issued and outstanding as of March 31, 2026; 1,100,000,000 authorized; 512,943,561 shares issued and outstanding as of December 31, 2025)	6.1	5.1
Additional paid-in capital	7,221.4	7,121.5
Accumulated other comprehensive loss	(57.7)	(42.2)
Accumulated deficit	(9,096.3)	(8,979.2)
Total stockholders' deficit	(1,926.5)	(1,894.8)
Total liabilities and stockholders’ deficit	$7,684.8	$8,017.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025

Cash flows from operating activities:	(unaudited)
Net loss	$(117.1)	$(202.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75.7	76.1
Gain on derivatives	(59.5)	(45.1)
Deferred income taxes	0.3	0.9
Gains on investments in Hycroft	(18.0)	(2.8)
Amortization of net discount on corporate borrowings to interest expense	4.1	4.2
Amortization of deferred financing costs to interest expense	5.0	1.9
PIK interest expense	15.4	8.6
Non-cash portion of stock-based compensation	7.3	5.7
Equity in earnings from non-consolidated entities, net of distributions	(0.7)	0.1
Lease incentives	17.8	4.2
Non-cash rent benefit	(29.3)	(26.8)
Net periodic pension cost	0.5	0.3
Change in assets and liabilities:
Receivables	55.2	73.9
Other assets	(1.7)	(14.4)
Accounts payable	(92.0)	(134.4)
Accrued expenses and other liabilities	1.4	(109.5)
Other, net	7.1	(10.8)
Net cash used in operating activities	(128.5)	(370.0)
Cash flows from investing activities:
Capital expenditures	(46.2)	(47.0)
Proceeds from disposition of long-term assets	1.0	—
Proceeds from sale of Hycroft	29.7	—
Other, net	—	0.1
Net cash used in investing activities	(15.5)	(46.9)
Cash flows from financing activities:
Net proceeds from equity issuances	63.4	169.6
Principal payments under finance lease obligations	(1.2)	(0.8)
Scheduled principal payments under term loan borrowings	(5.0)	(5.0)
Repurchase of Senior Subordinated Notes due 2025	—	(1.3)
Cash used to pay deferred financing costs	(4.2)	(0.1)
Taxes paid for restricted unit withholdings	(3.7)	(4.4)
Net cash provided by financing activities	49.3	158.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.7)	5.8
Net decrease in cash and cash equivalents and restricted cash	(96.4)	(253.1)
Cash and cash equivalents and restricted cash at beginning of period	477.3	680.8
Cash and cash equivalents and restricted cash at end of period	$380.9	$427.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$69.2	$92.9
Income taxes paid, net	$1.1	$0.9
Schedule of non-cash activities:
Construction payables at period end	$30.4	$28.5
Consent fees paid with shares of Common Stock	$34.5	$—
Other third-party equity issuance costs payable	$0.6	$—

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“Multi-Cinema”) and its subsidiaries, (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates, or has interests in theatres located in the United States and Europe. The condensed consolidated financial statements include the accounts of Holdings and all subsidiaries and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

The accompanying condensed consolidated balance sheet as of December 31, 2025, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s cash burn rates are not sustainable long-term. Based on the Company’s current cost structure, in order to achieve sustainable net positive cash flows from operating activities, the Company believes that revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. Until such time as the Company is able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of the required liquidity vary significantly.

There can be no assurance that the revenues, costs, attendance levels, and other assumptions used to estimate the Company’s liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to limited ability to predict studio film release dates, the overall production and theatrical release levels, and success of individual titles. Further, there can be no assurances that the Company will be successful in generating the additional liquidity necessary to meet the Company’s obligations beyond twelve months from the issuance of these financial statements on terms acceptable to the Company or at all.

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. The Company continuously monitors the capital markets and its capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure its outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”), see Note 6—Stockholders’ Deficit and Note 11—Subsequent Events for further information on these sales.

Cash and Cash Equivalents. As of March 31, 2026, cash and cash equivalents for the U.S. markets and International markets were $244.1 million and $95.1 million, respectively, and as of December 31, 2025, cash and cash equivalents for the U.S. markets and International markets were $302.6 million and $125.9 million, respectively.

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

	As of
(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$339.2	$428.5
Restricted cash	41.7	48.8
Total cash and cash equivalents and restricted cash in the statement of cash flows	$380.9	$477.3

As of March 31, 2026, restricted cash for the U.S. markets and International markets were $15.7 million and $26.0 million, respectively. As of December 31, 2025, restricted cash for the U.S. markets and International markets were $20.5 million and $28.3 million, respectively.

Investments. The Company accounts for its investments in non-consolidated entities using the equity method when the Company’s ownership interest provides the Company with significant influence. The Company follows the guidance in ASC 323-30-35-3, investment in a limited liability company, which prescribes the use of the equity method for investments where the Company has significant influence. Under the equity method, the Company shall recognize its share of the earnings or losses of an investee. Equity investments without readily determinable fair values are recorded at cost less impairment. The Company classifies gains and losses on sales of investments or impairments of investments without a readily determinable fair value in investment expense (income). Investments in non-consolidated entities are presented within other long-term assets in the condensed consolidated balance sheets.

On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft Mining Holding Corporation (“Hycroft”) on a cashless basis and received 765,440 common shares of Hycroft. During the three months ended March 31, 2026, the Company sold 700,000 common shares of Hycroft for $29.7 million. As of March 31, 2026, the Company held 129,478 remaining common shares of Hycroft. The common shares are recorded at fair value at each reporting period and unrealized gains and losses are reported in investment income. The Company recorded realized and unrealized gains related to its investments in Hycroft in investment income of $(18.0) million and $(2.8) million during the three months ended March 31, 2026 and March 31, 2025, respectively.

Related Party Transactions. The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to advertising revenue and film exhibition costs for film rent. The Company recorded related party advertising revenue of $5.4 million and $5.1 million during the three months ended March 31, 2026 and March 31, 2025, respectively. The Company recorded related party film exhibition costs of $6.3 million and $3.5 million during the three months ended March 31, 2026 and March 31, 2025, respectively.

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2025	$(38.3)	$(3.9)	$(42.2)
Other comprehensive loss	(15.5)	—	(15.5)
Balance March 31, 2026	$(53.8)	$(3.9)	$(57.7)

Accumulated Depreciation. Accumulated depreciation related to property was $3,566.2 million and $3,532.6 million as of March 31, 2026, and December 31, 2025, respectively.

Other Income. The following table sets forth the components of other income:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Foreign currency transaction losses (gains)	$9.0	$(13.0)
Governmental assistance - International markets	—	(0.2)
Net periodic pension cost	0.5	0.3
Debt modifications - third party fees	0.3	—
Decrease in fair value of bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	(7.1)	(45.1)
Decrease in fair value of bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	(52.4)	—
Equity in earnings of non-consolidated entities	(2.7)	(0.8)
Total other income	$(52.4)	$(58.8)

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended
		March 31,	March 31,
(In millions)	Consolidated Statements of Operations	2026	2025
Operating lease cost
Theatre properties	Rent	$192.1	$190.2
Theatre properties	Operating expense	1.3	1.2
Equipment	Operating expense	12.6	9.7
Office and other	General and administrative: other	1.2	1.3
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.7	0.7
Interest expense on lease liabilities	Interest expense	0.8	0.8
Variable operating and finance lease cost
Theatre properties	Rent	32.0	27.9
Theatre properties	Interest expense	0.6	0.4
Equipment	Operating expense	14.6	9.4
Total lease cost		$255.9	$241.6

Cash flow and supplemental information are presented below:

	Three Months Ended
	March 31,	March 31,
(In millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(0.7)	$(0.8)
Operating cash flows used in operating leases	(241.3)	(220.4)
Financing cash flows used in finance leases	(1.2)	(0.8)

Lease incentives:
Operating cash flows provided by operating leases	17.8	4.2
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	31.2	142.3

(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2026:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.5	11.0%
Finance leases	12.3	6.5%

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of March 31, 2026, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Nine months ending December 31, 2026	$706.4	$6.7
2027	892.7	8.8
2028	804.2	8.8
2029	698.8	8.6
2030	596.0	7.7
2031	492.8	6.6
Thereafter	1,500.9	26.7
Total lease payments	5,691.8	73.9
Less imputed interest	(1,776.4)	(23.9)
Total operating and finance lease liabilities, respectively	$3,915.4	$50.0

As of March 31, 2026, the Company had signed an additional operating lease agreement for one theatre that has not yet commenced. The lease has a 10-year term and total lease payments of approximately $6.9 million. The timing of the lease commencement is dependent on the landlord providing the Company with control and access to the theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Major revenue types
Admissions	$578.4	$473.5
Food and beverage	347.3	283.4
Other theatre:
Advertising	37.3	30.6
Other	82.4	75.0
Other theatre	119.7	105.6
Total revenues	$1,045.4	$862.5

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Timing of revenue recognition
Products and services transferred at a point in time	$919.4	$759.3
Products and services transferred over time (1)	126.0	103.2
Total revenues	$1,045.4	$862.5

(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income:

(In millions)	March 31, 2026	December 31, 2025
Current assets
Receivables related to contracts with customers	$43.4	$95.1
Miscellaneous receivables	59.9	60.9
Receivables, net	$103.3	$156.0

(In millions)	March 31, 2026	December 31, 2025
Current liabilities
Deferred revenues related to contracts with customers	$443.5	$462.4
Miscellaneous deferred income	3.4	3.1
Deferred revenues and income	$446.9	$465.5

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2025	$462.4
Cash received in advance (1)	117.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	4.0
Food and beverage revenues (2)	9.3
Other theatre revenues (2)	—
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(100.2)
Food and beverage revenues (3)	(26.8)
Other theatre revenues (4)	(21.8)
Foreign currency translation adjustment	(0.5)
Balance March 31, 2026	$443.5

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of revenue recognized from redemptions of gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2025	$459.1
Other theatre revenue recognized as performance obligations are satisfied	(1.6)
Balance March 31, 2026	$457.5

(1)	The exhibitor services agreement contract liability relates to National CineMedia, LLC (“NCM”) common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. The non-cash revenue resulting from the satisfaction of the performance obligations is adjusted for in the condensed consolidated statements of cash flows under the changes in accrued expenses and other liabilities caption.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of March 31, 2026 was $312.1 million. This will be recognized as revenues as (i) the gift cards and exchange tickets are redeemed, (ii) the estimated non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next one to 36 months, or (iii) the gift cards or exchange tickets expire.

Loyalty Programs. As of March 31, 2026, the amount of deferred revenues related to loyalty programs included in deferred revenues and income was $96.2 million. The earned points will be recognized as revenue as the points are redeemed or expire. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the three months ended March 31, 2026:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,705.2	$(1,085.6)	$619.6	$4,777.8	$(2,361.7)	$2,416.1
Currency translation adjustment	—	—	—	(44.9)	20.7	(24.2)	(44.9)	20.7	(24.2)
Balance March 31, 2026	$3,072.6	$(1,276.1)	$1,796.5	$1,660.3	$(1,064.9)	$595.4	$4,732.9	$(2,341.0)	$2,391.9

NOTE 5—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	March 31, 2026	December 31, 2025
Secured Debt:
Credit Agreement-Term Loans due 2029 (10.675% as of March 31, 2026 and 10.731% as of December 31, 2025)	$1,989.2	$1,994.2
12.75% Odeon Senior Secured Notes due 2027	400.0	400.0
Senior Secured Exchangeable Notes due 2030 (1.5% cash interest)	155.8	155.8
Senior Secured Notes due 2029 (9.0% cash interest & 6.0% PIK interest as of March 31, 2026)	877.1	877.1
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	111.6	111.6
7.5% First Lien Notes due 2029	360.0	360.0
Unsecured Debt:
6.125% Senior Subordinated Notes due 2027	125.5	125.5
Total principal amount of corporate borrowings	$4,019.2	$4,024.2
Finance lease liabilities	50.0	52.5
Accrued paid-in-kind interest	18.1	2.7
Deferred financing costs	(76.7)	(64.4)
Net discount (1)	(64.4)	(68.5)
Bifurcated embedded derivative – Senior Secured Exchangeable Notes due 2030	62.2	131.9
Bifurcated embedded derivative – 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	5.5	12.6
Total carrying value of corporate borrowings and finance lease liabilities	$4,013.9	$4,091.0
Less:
Current maturities of corporate borrowings	(19.8)	(19.9)
Current maturities of finance lease liabilities	(5.8)	(5.8)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$3,988.3	$4,065.3

(1)	The following table provides details of the net discount of corporate borrowings:

	March 31,	December 31,
(In millions)	2026	2025
12.75% Odeon Senior Secured Notes due 2027	$(12.8)	$(14.6)
Senior Secured Notes due 2029	59.1	62.5
Senior Secured Exchangeable Notes due 2030	(55.0)	(57.4)
Credit Agreement-Term Loans due 2029	(29.9)	(32.6)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(25.8)	(26.4)
Net discount	$(64.4)	$(68.5)

The following table provides the principal payments required and maturities of corporate borrowing as of March 31, 2026:

Principal
Amount of
Corporate
(In millions)	Borrowings
Nine months ended December 31, 2026	$14.9
2027	545.2
2028	19.5
2029	3,172.2
2030	267.4
Total	$4,019.2

Debt Repurchases and Exchanges

The table below summarizes the various cash debt repurchase transactions during the three months ended March 31, 2025.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the three months ended March 31, 2025 was $1.3 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value		Carrying Value
	as of	(Increase) Decrease to	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	March 31, 2026
Principal balance	$111.6	$—	$111.6
Discount	(26.4)	0.6	(25.8)
Debt issuance costs	(5.2)	0.1	(5.1)
Accrued paid-in-kind interest	0.4	2.2	2.6
Bifurcated embedded derivative	12.6	(7.1)	5.5
Carrying value	$93.0	$(4.2)	$88.8

The 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Existing Exchangeable Notes”) have an effective interest rate of 15.12%.

Senior Secured Exchangeable Notes due 2030

	Carrying Value		Deferred	Consent Fee	Carrying Value
	as of	(Increase) Decrease to	Charges	Paid With	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	Activity	Common Stock	March 31, 2026
Principal balance	$155.8	$—	$—	$—	$155.8
Discount	(57.4)	2.4	—	—	(55.0)
Debt issuance costs	(14.8)	0.6	1.6	—	(12.6)
Bifurcated embedded derivative	131.9	(52.4)	(1.6)	(15.7)	62.2
Carrying value	$215.5	$(49.4)	$—	$(15.7)	$150.4

The Senior Secured Exchangeable Notes due 2030 (the “New Exchangeable Notes”) have an effective interest rate of 16.54%. On March 23, 2026, the Company issued 15,378,194 shares of Common Stock for consent fees payable to the holders of the New Exchangeable Notes. The consent fees were paid as consideration for the 2025 Refinancing Transactions (as defined herein) and amendments made to the indenture governing the New Exchangeable Notes. The consent fees had previously been included as part of the bifurcated embedded derivative for the New Exchangeable Notes.

New 2029 Notes Amendments

On February 12, 2026, and February 24, 2026, Holdings, Muvico, LLC, a wholly owned subsidiary of the Company (“Muvico”), and certain holders of Muvico’s new Senior Secured Notes due 2029 (the “New 2029 Notes”) (such holders, the “New 2029 Noteholders”) agreed to amend the indenture governing the New 2029 Notes (the “2029 Notes Indenture”). The amendments (the “Indenture Amendments”) among other things, provide the Company with flexibility to:

●	refinance its outstanding term loan credit agreement and 12.75% Senior Secured Notes due 2027 (the “Odeon Notes due 2027”) issued by Odeon Finco PLC (“Odeon Finco”), a wholly-owned direct subsidiary of Odeon

Cinemas Group Limited (“OCGL”) and an indirect subsidiary of Holdings, with new debt that may be secured and guaranteed by Holdings, OCGL, and Muvico, and
●	at any time that there are no New Exchangeable Notes outstanding, incur up to an additional $50 million of secured debt under the New 2029 Notes Indenture.

In consideration for the New 2029 Noteholders’ agreement to the Indenture Amendments, the Company issued 17,739,549 shares of Common Stock as a consent fee. The Indenture Amendments were treated as a modification of the New 2029 Notes and the Company recorded $18.8 million to deferred financing costs and to stockholder’s deficit for the consent fees paid in shares.

Covenant Compliance

As of March 31, 2026, the Company believes that it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

NOTE 6—STOCKHOLDERS’ DEFICIT

Share Issuances

In February 2026, the Company entered into a sales and registration agreement (the “2026 Sales and Registration Agreement”) with (1) Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Yorkville Securities, LLC, from time to time acting as sales agents (in such capacity, the “Sales Agents”) and (2) Goldman Sachs & Co. LLC, as the Forward Seller of any and all Hedging Shares offered by the Forward Counterparty (in each case, as defined below), and Goldman Sachs International, acting in its capacity as Forward Counterparty, relating to shares of Common Stock of the Company having an aggregate offering price of up to $150.0 million.

In accordance with the terms of the 2026 Sales and Registration Agreement, the Company may issue and sell shares of Common Stock covered by the prospectus supplement at any time and from time to time through the Sales Agents. The Sales Agents may act as agents on the Company’s behalf or purchase shares of Common Stock from the Company as principal for its own account.

The Company also entered into a master confirmation (the “Master Confirmation”) with Goldman Sachs International (in its capacity as buyer under any Forward (as defined herein), the “Forward Counterparty”) which provides the Company with the ability to enter into one or more collared forward transactions (each a “Forward”), under which the Company agreed to sell up to the number of shares of Common Stock specified in such Forward (subject to adjustment as set forth therein) to the Forward Counterparty. If the Company enters into a Forward with the Forward Counterparty, to establish a hedge position under such Forward, the Forward Counterparty will have a pledge of up to the maximum number of shares of Common Stock deliverable under such Forward (the “Hedging Shares”) from the Company, with a right to rehypothecate the pledged shares, and will rehypothecate and sell up to such maximum number of shares through Goldman Sachs & Co. LLC acting as the statutory underwriter (in such capacity, the “Forward Seller”) in an offering under a prospectus supplement and accompanying prospectus over a period of time to be agreed between the Company and the Forward Counterparty for such Forward (an “Initial Hedging Period”), all subject to the terms of the 2026 Sales and Registration Agreement. The Initial Hedging Period for any Forward that the Company may enter into during a reporting quarter is expected to terminate during such reporting quarter or shortly thereafter. The establishment of such hedge positions could have the effect of decreasing, or limiting an increase in, the market price of Common Stock.

The Company has been advised by the Forward Counterparty that it expects that, on the same days during the Initial Hedging Period when it is selling a number of Hedging Shares underlying the Forward, the Forward Counterparty or its affiliate(s) will be contemporaneously purchasing a substantial portion of such number of shares in the open market for its own account, as the Forward Counterparty expects its initial hedge position in respect of any Forward to be substantially less than the number of shares underlying such Forward. Such purchases in the open market may have the effect of increasing or limiting a decrease in the market price of Common Stock. The number of shares underlying any Forward will be reduced in the event that the Forward Counterparty is unable to introduce the maximum number of shares deliverable under the Forward into the public market during the Initial Hedging Period (including as a result of the prospectus being unavailable at any time during such Initial Hedging Period).

In addition, the Company has been advised by the Forward Counterparty that the Forward Counterparty expects to dynamically modify its hedge positions for its own account by it or its affiliate(s) buying or selling shares of Common Stock or engaging in derivatives or other transactions with respect to Common Stock from time to time during the term of a particular Forward, including during the valuation period for such Forward. The purchases and sales of shares of Common Stock or other hedging transactions by the Forward Counterparty to modify the Forward Counterparty’s hedge positions from time to time during the term of the Forward may have a positive, negative or neutral impact on the market price of Common Stock, depending on market conditions at such times.

The settlement price per share under a Forward at maturity (whether on the scheduled maturity date or an accelerated maturity date, as applicable, for the Forward or a portion thereof) will be based on the arithmetic average of volume weighted prices of Common Stock during the valuation period for such Forward that will run between the completion of the Initial Hedging Period for such Forward or shortly thereafter and applicable maturity (the “Reference Price”), subject to the agreed forward floor and cap prices. The Forward will specify the floor percentage (which will be less than 100%) and the cap percentage (which will be more than 100%). Upon completion of the Initial Hedging Period with respect to such Forward, the forward floor price and the forward cap price will be determined by multiplying the weighted average prices at which the Forward Counterparty will have sold the shares of Common Stock during the Initial Hedging Period to establish its hedge position for such Forward by the floor percentage and the cap percentage, respectively. The floor price is intended to mitigate the downside risk of any potential decline in the Reference Price below the floor price during the valuation period, but the cap price would also limit the potential upside benefit to the extent the Reference Price were to exceed the cap price during the valuation period. The Company will determine the scheduled maturity of a Forward at the time it enters into such Forward based, among other factors, upon the market conditions at the time, and the Company currently expects that such scheduled maturity will be approximately six months after completion of the Initial Hedging Period for such Forward.

If the Company enters into any Forward with the Forward Counterparty, the Company expects to receive under such Forward, (x) an initial cash payment after completion of the respective Initial Hedging Period for such Forward or shortly thereafter, based on, among other factors, the floor price and prepayment percentage agreed for such Forward, if any and (y) at maturity of such Forward (or a portion thereof), an additional payment, if any, to the extent that the total amount due under such Forward exceeds the initial cash payment. If the number of shares of Common Stock underlying any Forward is reduced upon completion of the Initial Hedging Period as described above, the Company would not be entitled to receive the full amounts upon prepayment and/or at maturity of such Forward that it may initially anticipate at the time of entry into such Forward.

The below table summarizes the activity of the various “at-the-market” offerings for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Shares issued through at-the-market offering	55.2	17.1
At-the-market offering gross proceeds	$64.7	$63.0
Sales agent fees paid	$1.3	$0.6
Other third-party issuance costs incurred	$0.6	$0.3
Other third-party issuance costs paid	$—	$1.5

In December 2024, the Company entered into forward sales to sell 30,000,000 shares of Common Stock in the aggregate. The shares underlying the forward sales were issued in December 2024. The Company evaluated the forwards under ASC 815—Derivatives and Hedging and concluded that the transactions consist of a subscription receivable accounted for under ASC 505-10-45-2 reflecting the Company’s right to receive prepayments and to deliver shares to the forward counterparty. Accordingly, pursuant to Regulation S-X Rule 5-02.29, the Company recorded the prepayment as an increase to additional paid-in capital with an equal and offsetting subscription receivable as a decrease to additional paid-in capital. The subscription receivable was considered a debt-like host and the Company’s right to receive additional cash consideration up to a cap price based on the movement of the share price during a valuation period is an embedded feature that meets the definition of a derivative that meets the equity classification scope exception in ASC 815-40 and is not accounted for outside of equity.

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

Awards Granted

The compensation committee of AMC’s board of directors (“Compensation Committee”) has granted awards of stock, RSUs, and PSUs to certain of the Company’s employees and directors under the 2024 EIP. Each RSU or PSU is convertible into one share of Common Stock upon vesting.

Each RSU and PSU held by a participant as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Common Stock underlying the unit. Any such accrued dividend equivalents are paid to the holder only upon vesting of the units. The grant date fair value of the awards is based on the closing share price of the Company’s Common Stock on such grant date.

The awards granted under the Company’s equity incentive plan generally had the following features:

●	Board of Directors Stock Awards: The Company granted 869,571 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.1 million.
●	Restricted Stock Unit Awards: Each vested RSU will be settled by delivery of a single share of the Company’s Common Stock and therefore accounted for as equity instruments. Awards are generally settled as each individual tranche vests under the relevant agreements. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: PSU awards are granted to certain members of management and executive officers. The total PSUs are divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between three performance targets: the Adjusted EBITDA performance target, the free cash flow performance target, and a target based upon various strategic initiatives. The PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. The 2026 Tranche Year strategic initiative based 2025 PSU awards will vest if four to ten two-year strategic initiatives are achieved by the end of the 2026 Tranche Year, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, in accordance with ASC 718, Compensation - Stock Compensation, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions are reached.

Special Awards

On February 19, 2026, the Compensation Committee approved modification of the performance goals applicable to the 2025 Tranche Year Adjusted EBITDA and free cash flow PSU awards. This was accounted for as a modification to the 2025 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved. This modification resulted in the immediate vesting of an additional 3,778,642 2025 Tranche Year PSUs. This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the three months ended March 31, 2026, the Company recognized $4.6 million of stock compensation expense related to these awards.

On February 19, 2025, the Compensation Committee approved modification of the performance goals applicable to all 2024 Tranche Year PSU awards. This was accounted for as a modification to the 2024 Tranche Year PSU awards which lowered the Adjusted EBITDA performance target such that 146% vesting was achieved. This modification resulted in the immediate vesting of an additional 270,093 of the 2024 Tranche Year PSUs (4,181 cash settled units and 265,912 equity settled units). This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the three months ended March 31, 2025, the Company recognized $1.0 million of stock compensation expense related to these awards.

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended
	March 31,	March 31,
(In millions)	2026	2025
Special awards expense	$4.6	$1.0
Board of director stock award expense	1.1	1.3
Restricted stock unit expense	1.4	2.6
Performance stock unit expense	0.2	0.8
Total stock-based compensation expense	$7.3	$5.7

As of March 31, 2026, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $8.6 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately one year. The Company accounts for forfeitures when they occur.

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the three months ended March 31, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	PSUs	Fair Value
Nonvested at December 31, 2025	4,573,078	$4.73	324,969	$3.57
Granted (1)	—	—	1,783,588	1.22
Granted - Special Award	—	—	3,778,642	1.22
Vested	(942,900)	5.82	(119,307)	3.57
Vested - Special Award	—	—	(2,005,981)	1.22
Cancelled (2)	(882,087)	5.95	(97,339)	3.57
Cancelled - Special Award (2)	—	—	(1,772,661)	1.22
Nonvested at March 31, 2026	2,748,091	3.96	1,891,911	1.35
Tranche Year 2027 awarded under the 2025 PSU award with grant date fair values to be determined in year 2027	—		1,217,082
Total nonvested at March 31, 2026	2,748,091		3,108,993

(1)	The number of PSUs granted under the 2026 Tranche Year assumes the Company will attain 100% for the Adjusted EBITDA performance target and 100% for the free cash flow performance target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $3.7 million during the three months ended March 31, 2026.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2026

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2025	512,943,561	$5.1	$7,121.5	$(42.2)	$(8,979.2)	$(1,894.8)
Net loss	—	—	—	—	(117.1)	(117.1)
Other comprehensive loss	—	—	—	(15.5)	—	(15.5)
Taxes paid for restricted unit withholdings	—	—	(3.7)	—	—	(3.7)
Consent fees paid in shares	33,117,743	0.3	34.2	—	—	34.5
Share issued through at-the-market offerings	55,224,032	0.6	62.2	—	—	62.8
Stock-based compensation (1)	3,937,759	0.1	7.2	—	—	7.3
Balances March 31, 2026	605,223,095	$6.1	$7,221.4	$(57.7)	$(9,096.3)	$(1,926.5)

(1)	Includes 869,571 Common Stock shares awarded to the board of directors, and 3,068,188 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Shares issued and proceeds received through at-the-market offerings and forward agreements	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)

(1)	Includes 370,586 Common Stock shares awarded to the board of directors and 1,302,422 vested Common Stock RSUs and PSUs.

NOTE 7—INCOME TAXES

The Company’s worldwide effective income tax rate is based on actual income (loss), statutory rates, valuation allowances against deferred tax assets and tax planning opportunities available in the various jurisdictions in which it operates. The Company intends to compute quarterly tax expense based on an annual effective rate in future interim periods when more reliable estimates of annual income become available. The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively.

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

The effective tax rate for the three months ended March 31, 2026, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the three months ended March 31, 2026, was (1.9)%. The Company’s consolidated tax rate for the three months ended March 31, 2026, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2026:

		Fair Value Measurements at March 31, 2026 Using
				Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$5.5	$—	$—	$5.5
Bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	62.2	—	—	62.2
Total liabilities at fair value	$67.7	$—	$—	$67.7

Senior Secured Notes due 2030 and 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 embedded derivatives. The New Exchangeable Notes and Existing Exchangeable Notes each have conversion features that required bifurcation from their respective host instruments pursuant to ASC 815—Derivatives and Hedging. The conversion features embedded within each note were combined into derivatives that comprise all features requiring bifurcation. These embedded derivatives have been valued using binomial lattice models. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivatives include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivatives at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the condensed consolidated statements of operations.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at March 31, 2026 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$19.8	$—	$19.4	$—
Corporate borrowings (excluding derivatives)	3,876.4	—	3,674.1	—

Valuation Technique. Quoted market prices and observable market-based inputs were used to estimate fair value for Level 2 inputs. The Company valued these notes at principal value less an estimated discount reflecting a market yield to maturity. See Note 5—Corporate Borrowings and Finance Lease Liabilities for further information.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

NOTE 9—SEGMENT REPORTING

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. Management has organized the Company around differences in geographic areas. The Company has identified two reportable segments for its theatrical exhibition operations, U.S. markets and International markets. The International markets reportable segment has operations in, or partial interest, in theatres in the United Kingdom, Germany, Spain, Italy, Ireland, Portugal, Sweden, Finland, Norway, and Denmark.

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

During the first quarter of 2026, the Company changed its definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, the Company also includes infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. The Company no longer believes that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns the Company’s definition of Adjusted EBITDA with the definition used in the Company’s debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other income” in the condensed consolidated statement of operations and in the reconciliation of net loss to Adjusted EBITDA further below. See the components of other income table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported negative Adjusted EBITDA for the three months ended March 31, 2025 was an improvement of $0.3 million.

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	March 31, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$740.8	$304.6	$1,045.4
Less:
Film exhibition costs	186.6	69.0	255.6
Food and beverage costs	44.3	22.1	66.4
Operating expense, excluding depreciation and amortization (2)	293.3	114.3	407.6
Rent	162.4	61.7	224.1
General and administrative expense - other, excluding depreciation and amortization (3)	32.3	21.3	53.6
Other segment items (4)	—	(0.2)	(0.2)
Adjusted EBITDA	$21.9	$16.4	$38.3

	Three Months Ended
	March 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$617.0	$245.5	$862.5
Less:
Film exhibition costs	151.2	53.6	204.8
Food and beverage costs	41.0	16.2	57.2
Operating expense, excluding depreciation and amortization (2)	287.1	103.3	390.4
Rent	162.6	55.5	218.1
General and administrative expense - other, excluding depreciation and amortization (3)	32.2	18.1	50.3
Other segment items (4)	—	(0.6)	(0.6)
Adjusted EBITDA	$(57.1)	$(0.6)	$(57.7)

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses as further defined in the reconciliation of net loss to Adjusted EBITDA below.
(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, and attributable EBITDA from International theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	March 31, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$57.1	$18.6	$75.7
Income tax provision	0.5	1.7	2.2
Other expense (income)	(58.9)	9.2	(49.7)
Other significant noncash items:
Stock-based compensation expense	6.6	0.7	7.3
Equity in earnings of non-consolidated entities	(2.6)	(0.1)	(2.7)
Capital expenditures	34.7	11.5	46.2

	Three Months Ended
	March 31, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$58.8	$17.3	$76.1
Income tax provision	0.9	0.7	1.6
Other income	(44.7)	(13.3)	(58.0)
Other significant noncash items:
Stock-based compensation expense	5.5	0.2	5.7
Equity in earnings of non-consolidated entities	(0.7)	(0.1)	(0.8)
Capital expenditures	31.8	15.2	47.0

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Net loss	$(117.1)	$(202.1)
Plus:
Income tax provision (1)	2.2	1.6
Interest expense	139.9	119.1
Depreciation and amortization	75.7	76.1
Certain operating expense (income) (2)	(0.3)	2.8
Equity in earnings of non-consolidated entities (3)	(2.7)	(0.8)
Attributable EBITDA (4)	0.2	0.4
Investment income (5)	(18.3)	(5.7)
Other income (6)	(49.7)	(57.8)
Merger, acquisition and other costs (7)	1.1	3.0
Stock-based compensation expense (8)	7.3	5.7
Adjusted EBITDA	$38.3	$(57.7)

(1)	For information regarding the income tax provision, see Note 7—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets, and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended March 31, 2026 primarily consisted of equity in earnings from AC JV, LLC (“AC JV”) of $(2.4) million. Equity in earnings of non-consolidated entities during the three months ended March 31, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Equity in (earnings) of non-consolidated entities	$(2.7)	$(0.8)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.7)	(0.8)
Equity in earnings of International theatre joint ventures	—	—
Depreciation and amortization	0.2	0.4
Attributable EBITDA	$0.2	$0.4

(5)	Investment income during the three months ended March 31, 2026 includes realized and unrealized gains on the Company’s investments in Hycroft of $(18.0) million and interest income of $(0.3) million. Investment income during the three months ended March 31, 2025 included interest income of $(2.9) million and unrealized gains on the Company’s investments in Hycroft of $(2.8) million.
(6)	Other income during the three months ended March 31, 2026 includes a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(52.4) million and a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(7.1) million, partially offset by foreign currency transaction losses of $9.0 million, net periodic pension cost of $0.5 million, and debt modification third party fees of $0.3 million. Other income during the three months ended March 31, 2025 included a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(45.1) million and foreign currency transaction gains of $(13.0) million, partially offset by $0.3 million of net periodic pension cost.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash expense included in general and administrative: other.

NOTE 10—LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Numerator:
Net loss for basic and diluted loss per share	$(117.1)	$(202.1)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	539,664	430,973
Basic and diluted loss per common share	$(0.22)	$(0.47)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Included in the computation of basic loss per share are 766,346 contingently issuable RSUs whose issuance conditions were satisfied when the grantee attained retirement eligibility. These contingently issuable RSUs will not be issued until their vesting dates. For the three months ended March 31, 2026, 1,981,745 unvested RSUs were not included in the computation of diluted loss per share because they would be anti-dilutive. For the three months ended March 31, 2025, 4,560,303 unvested RSUs were not included in the computation of diluted loss per share because they would be anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted loss per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. For the three months ended March 31, 2026, 1,891,911 unvested PSUs at certain performance targets were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive. For the three months ended March 31, 2025, 2,093,154 unvested PSUs at certain performance targets were not included in the computation of diluted loss per share because they would not be issuable if the end of the reporting period were the end of the contingency period or they would be anti-dilutive.

The Company excluded approximately 22.3 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for the three months ended March 31, 2026 because the issuable shares would be anti-dilutive. The Company had excluded approximately 85.2 million shares issuable upon conversion of the Existing Exchangeable Notes from the computation of diluted loss per share for the three months ended March 31, 2025 because the issuable shares would have been anti-dilutive.

The Company excluded approximately 141.4 million shares issuable upon conversion of the New Exchangeable Notes from the computation of diluted loss per share for the three months ended March 31, 2026 following the guidance in ASC 260-10-45-19 as a loss from continuing operations exists.

NOTE 11—SUBSEQUENT EVENTS

Odeon Credit Agreement

On April 17, 2026, Odeon Finco, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, entered into a Credit Agreement (the “Odeon Credit Agreement”), by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425,000,000 of new term loans maturing in 2031 (the “Odeon Term Loans due 2031”). The proceeds from the Odeon Term Loans due 2031 and approximately $38.2 million of cash from the balance sheet were used to fund the previously announced full redemption (the “Odeon Notes Redemption”) of Odeon Finco’s outstanding Odeon Notes due 2027 and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. In connection with the Odeon Notes Redemption, the Odeon Notes due 2027 have been delisted from the Official List of The International Stock Exchange.

Interest, Amortization, Guarantees and Security

The Odeon Credit Agreement provides for the Odeon Term Loans due 2031 in an initial aggregate principal amount of $425,000,000 and which mature on April 17, 2031. The Odeon Term Loans due 2031 bear interest at a fixed 10.50% interest rate and are subject to amortization of principal, payable in quarterly installments on the fifteenth day of each April, July, October and January (commencing on July 15, 2026), equal to 1.00% of the principal balance on April 17, 2026 per annum. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) of the Odeon Term Loans due 2031 is payable at maturity.

The Odeon Term Loans due 2031 are, subject to limited exceptions, fully and unconditionally guaranteed on a joint and several basis by OCGL and certain subsidiaries of OCGL (the “OCGL Subsidiaries”). The Odeon Term Loans due 2031 are also fully and unconditionally guaranteed by Holdings, on a standalone and unsecured basis, pursuant to the terms of a Guarantee Agreement dated as of April 17, 2026 between Holdings and U.S. Bank Trust Company, National Association (the “AMC Guaranty”).

The Odeon Term Loans due 2031 are secured as of April 17, 2026, or will be secured on a post-closing basis, and each subject to certain agreed security principles, by OCGL and the OCGL Subsidiaries on a first-priority basis by (i) a fixed charge or security interest, as applicable, over the shares of Odeon Finco, OCGL and certain of the OCGL Subsidiaries; (ii) an assignment of rights held by Odeon Finco under a proceeds loan agreement between Odeon Finco and OCGL with respect to the proceeds of the Odeon Term Loans due 2031; (iii) a fixed charge or security interest, as applicable, over certain bank accounts, intercompany receivables, intellectual property rights and other assets of Odeon Finco, OCGL and certain of the OCGL Subsidiaries; and (iv) a floating charge over substantially all other assets of Odeon Finco, OCGL and certain of the OCGL Subsidiaries that are incorporated in England and Wales. Holdings has not pledged any of its assets to secure the Odeon Term Loans due 2031 or the related guarantees and the AMC Guaranty does not benefit from any security interest over the collateral or any other asset.

Covenants and Events of Default

The Odeon Credit Agreement contains covenants that limit OCGL and the OCGL Subsidiaries’ ability to, among other things: (i) incur additional indebtedness or guarantee indebtedness; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders; (iv) make investments; (v) enter into transactions with its affiliates; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (vii) maintain cash in the accounts of OCGL and the OCGL Subsidiaries. These covenants are subject to a number of important limitations and exceptions. The Odeon Credit Agreement also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Odeon Term Loans due 2031 to become immediately due and payable.

Second Amendment to Muvico Credit Agreement

In connection with the Odeon Credit Agreement, on April 17, 2026, Holdings, as borrower, Muvico, as borrower, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated as of July 22, 2024 (the “Muvico Credit Agreement”), as amended by the First Amendment to Muvico Credit Agreement, dated as of July 24, 2025, by and among Holdings, as borrower, Muvico, as borrower, the lenders party thereto and Wilmington Savings Fund Society,

FSB, as administrative agent and collateral agent.

The Second Amendment, among other things, amends the Muvico Credit Agreement to update the existing covenants and include additional covenants to make them as restrictive as those in the Odeon Credit Agreement.

The Company continues to evaluate the accounting treatment and financial effects of the Odeon Term Loans due 2031 and the Odeon Notes Redemption.

Share Issuances

From April 1, 2026 through May 4, 2026 the Company was paid $7.0 million gross proceeds for 6.8 million shares of Common Stock sold in at-the-market offerings. Fees paid to sales agents were approximately $0.1 million. There is $78.3 million of potential Common Stock offerings remaining under the 2026 Sales and Registration Agreement.

New Exchangeable Notes Voluntary Exchange

On May 4, 2026, the holders of the New Exchangeable Notes (the “Exchanging Noteholders”) issued by Muvico, delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155.8 million aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the indenture governing the New Exchangeable Notes (the “New Exchangeable Notes Indenture”).

The Company will settle the exchange (the “Exchange”) by issuing an aggregate of 129,681,144 shares of Common Stock to the Exchanging Noteholders (including shares in respect of the Exchange Adjustment Consideration (as defined in the New Exchangeable Notes Indenture) and accrued and unpaid interest) in exchange for $142.2 million aggregate principal amount of New Exchangeable Notes. The Company will exchange the remaining $13.6 million aggregate principal amount of New Exchangeable Notes for 12,358,886 shares of Common Stock (including shares issued in respect of the Exchange Adjustment Consideration and excluding any shares that may be issued in respect of accrued and unpaid interest on the remaining New Exchangeable Notes) once notified by certain Exchanging Noteholders that delivery of such shares will not contravene their Ownership Limitation (as defined in the New Exchangeable Notes Indenture). All exchanged New Exchangeable Notes will be cancelled in accordance with the New Exchangeable Notes Indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. Based on our current cost structure, in order to achieve net positive cash flows from operating activities, revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues, costs, and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the 2025 Refinancing Transactions and 2024 Refinancing Transactions (each defined herein), including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Existing Exchangeable Notes or our New Exchangeable Notes, (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows to overcome liquidity concerns, and (iii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with the 2025 Refinancing Transactions or 2024 Refinancing Transactions;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies due to industry consolidation or other reasons, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in continued cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and the financial burden imposed by tariffs on motion picture production;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through sales of Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended, as amended by the One Big Beautiful Bill Act of 2025;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine, military actions in and around Iran, and other international conflicts;

●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;
●	anti-takeover protections in our Fourth Amended and Restated Certificate of Incorporation and our amended and restated bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the Securities and Exchange Commission (“SEC”).

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties as well as strategic initiatives, see “Item 1A. Risk Factors” of this Form 10-Q, “Item 1. Business” in our Annual Report on Form 10–K for the year ended December 31, 2025, and our other public filings.

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of March 31, 2026, we operated theatres in 11 countries, including the United States, and various countries throughout Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of March 31, 2026, we owned, operated or had interests in 852 theatres and 9,607 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, SCREENX, 4DX, in-house), XL screens, 3D enabled screens, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of March 31, 2026 and March 31, 2025:

	U.S. Markets		International Markets		Consolidated
	As of March 31,		As of March 31,		As of March 31,
Format	2026	2025	2026	2025	2026	2025
Number of theatres:
IMAX®	185	182	39	35	224	217
Dolby Cinema™ theatres	174	167	7	7	181	174
In-house PLF	74	59	80	79	154	138
Dine-in	28	48	3	3	31	51
Premium seating	367	364	90	85	457	449
XL screens	47	—	75	58	122	58
SCREENX	2	—	6	6	8	6
4DX	2	—	—	—	2	—
3D enabled	520	528	248	261	768	789
Number of screens:
IMAX®	186	183	39	35	225	218
Dolby Cinema™ theatres	174	167	7	7	181	174
In-house PLF	78	59	83	82	161	141
Dine-in	334	666	13	13	347	679
Premium seating	3,650	3,614	651	604	4,301	4,218
XL screens	76	—	92	65	168	65
SCREENX	2	—	6	6	8	6
4DX	2	—	—	—	2	—
3D enabled	2,770	2,828	916	1,038	3,686	3,866

Loyalty Programs and Other Marketing

As of March 31, 2026, we had a combined total of approximately 39.4 million member households enrolled in our AMC Stubs® A-List, AMC Stubs Premiere™, AMC Stubs Premiere GO!, and AMC Stubs Insider™ programs (collectively, “AMC Stubs”). During the three months ended March 31, 2026, our AMC Stubs members represented approximately 51.5% of AMC U.S. markets attendance.

We currently have approximately 20 million total members in our various international loyalty & subscription programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of March 31, 2026, there were 605,223,095 shares of our Common Stock outstanding. Of those outstanding shares, approximately 2.7 million shares (or 0.4%) were held by 13,934 registered holders with our transfer agent and approximately 602.5 million (or 99.6%) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation, commonly referred to as held in “street name” for beneficial holders owning shares through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Events—For the Three Months Ended March 31, 2026

Share Issuances. During the three months ended March 31, 2026, we issued shares through an “at-the-market offering.” The below table summarizes the activity of the “at-the-market” offering.

(In millions)	March 31, 2026
Shares issued through at-the-market offering	55.2
At-the-market offering gross proceeds	$64.7
Sales agent fees paid	$1.3
Other third-party issuance costs incurred	$0.6
Other third-party issuance costs paid	$—

See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the share issuances.

Hycroft. On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft on a cashless basis and received 765,440 common shares of Hycroft. During the three months ended March 31, 2026, we sold 700,000 common shares of Hycroft for $29.7 million. As of March 31, 2026, we held 129,478 remaining common shares of Hycroft. We recorded realized and unrealized gains related to our investments in Hycroft in investment income of $(18.0) million during the three months ended March 31, 2026.

Significant Events—For the Three Months Ended March 31, 2025

Share Issuances. During the three months ended March 31, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock. The valuation period related to the forward positions ended on March 17, 2025 with no additional payment owed to the Company.

Additionally, during the three months ended March 31, 2025, we issued shares through an “at-the-market offering.” The below table summarizes the activity of the “at-the-market” offering during the three months ended March 31, 2025:

(In millions)	March 31, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025	% Change
Revenues
Admissions	$578.4	$473.5	22.2%
Food and beverage	347.3	283.4	22.5%
Other theatre	119.7	105.6	13.4%
Total revenues	1,045.4	862.5	21.2%
Operating Costs and Expenses
Film exhibition costs	255.6	204.8	24.8%
Food and beverage costs	66.4	57.2	16.1%
Operating expense, excluding depreciation and amortization below	407.3	393.2	3.6%
Rent	224.1	218.1	2.8%
General and administrative:
Merger, acquisition and other costs	1.1	3.0	(63.3)%
Other, excluding depreciation and amortization below	60.9	56.0	8.8%
Depreciation and amortization	75.7	76.1	(0.5)%
Operating costs and expenses	1,091.1	1,008.4	8.2%
Operating loss	(45.7)	(145.9)	(68.7)%
Other expense, net:
Other income	(52.4)	(58.8)	(10.9)%
Interest expense:
Corporate borrowings	119.9	109.0	10.0%
Finance lease obligations	1.5	1.2	25.0%
Non-cash NCM exhibitor service agreement	18.5	8.9	* %
Investment income	(18.3)	(5.7)	* %
Total other expense, net	69.2	54.6	26.7%
Loss before income taxes	(114.9)	(200.5)	(42.7)%
Income tax provision	2.2	1.6	37.5%
Net loss	$(117.1)	$(202.1)	(42.1)%

*     Percentage change in excess of 100%

	Three Months Ended
Operating Data:	March 31, 2026	March 31, 2025
Screen acquisitions	8	—
Screen dispositions	34	80
Screen construction openings (closures), net	(7)	7
Average screens (1)	9,310	9,430
Number of screens operated	9,607	9,725
Number of theatres operated	852	865
Screens per theatre	11.3	11.2
Attendance (in thousands) (1)	47,622	41,903

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2026	2025	2026	2025	2026	2025
Revenues
Admissions	$396.6	$331.1	$181.8	$142.4	$578.4	$473.5
Food and beverage	259.0	217.2	88.3	66.2	347.3	283.4
Other theatre	85.2	68.7	34.5	36.9	119.7	105.6
Total revenues	740.8	617.0	304.6	245.5	1,045.4	862.5
Operating Costs and Expenses
Film exhibition costs	186.6	151.2	69.0	53.6	255.6	204.8
Food and beverage costs	44.3	41.0	22.1	16.2	66.4	57.2
Operating expense, excluding depreciation and amortization below	292.1	288.4	115.2	104.8	407.3	393.2
Rent	162.4	162.6	61.7	55.5	224.1	218.1
General and administrative expense:
Merger, acquisition and other costs	0.9	3.0	0.2	—	1.1	3.0
Other, excluding depreciation and amortization below	38.9	37.7	22.0	18.3	60.9	56.0
Depreciation and amortization	57.1	58.8	18.6	17.3	75.7	76.1
Operating costs and expenses	782.3	742.7	308.8	265.7	1,091.1	1,008.4
Operating loss	(41.5)	(125.7)	(4.2)	(20.2)	(45.7)	(145.9)
Other expense, net:
Other expense (income)	(61.5)	(45.4)	9.1	(13.4)	(52.4)	(58.8)
Interest expense:
Corporate borrowings	104.4	93.8	15.5	15.2	119.9	109.0
Finance lease obligations	—	—	1.5	1.2	1.5	1.2
Non-cash NCM exhibitor service agreement	18.5	8.9	—	—	18.5	8.9
Investment income	(18.2)	(5.5)	(0.1)	(0.2)	(18.3)	(5.7)
Total other expense, net	43.2	51.8	26.0	2.8	69.2	54.6
Loss before income taxes	(84.7)	(177.5)	(30.2)	(23.0)	(114.9)	(200.5)
Income tax provision	0.5	0.9	1.7	0.7	2.2	1.6
Net loss	$(85.2)	$(178.4)	$(31.9)	$(23.7)	$(117.1)	$(202.1)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
Segment Operating Data:	2026	2025	2026	2025	2026	2025
Screen acquisitions	—	—	8	—	8	—
Screen dispositions	26	45	8	35	34	80
Screen construction openings (closures), net	(20)	(5)	13	12	(7)	7
Average screens (1)	6,992	7,103	2,318	2,327	9,310	9,430
Number of screens operated	7,026	7,135	2,581	2,590	9,607	9,725
Number of theatres operated	530	540	322	325	852	865
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	30,733	26,907	16,889	14,996	47,622	41,903

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three months ended March 31, 2026 and March 31, 2025, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended March 31, 2026, Compared to the Three Months ended March 31, 2025

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $182.9 million, or 21.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Admissions revenues increased $104.9 million, or 22.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in attendance of 13.6% from 41.9 million patrons to 47.6 million patrons and a 7.5% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D, IMAX and other PLF screens and increases in foreign currency translation rates. Attendance increased in U.S. and International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $63.9 million, or 22.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 7.8% from $6.76 to $7.29 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $14.1 million, or 13.4%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in income from ticket fees due to the increase in the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising income and increases in foreign currency translation rates, partially offset by decreases in income from expirations of package tickets and gift cards in our International markets. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $82.7 million, or 8.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Film exhibition costs increased $50.8 million, or 24.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in admissions revenue due to the factors discussed above and film rental terms. As a percentage of admissions revenues, film exhibition costs were 44.2% for the three months ended March 31, 2026, compared to 43.3% for the three months ended March 31, 2025. The increase in film exhibition cost percentage is primarily due to increased box office revenues in U.S. and International markets from higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $9.2 million, or 16.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 19.1% for the three months ended March 31, 2026, compared to 20.2% for the three months ended March 31, 2025.

Operating expense increased by $14.1 million, or 3.6%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in operating expense was primarily due to the increase in attendance and foreign currency translation rates. As a percentage of revenues, operating expense was 39.0% for the three months ended March 31, 2026, compared to 45.6% for the three months ended March 31, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $6.0 million, or 2.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 1.3%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.1 million during the three months ended March 31, 2026, compared to $3.0 million during the three months ended March 31, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $4.9 million, or 8.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to increases in foreign currency translation rates and increases in stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 0.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025, partially offset by increases in foreign currency translation rates.

Other income. Other income of $(52.4) million during the three months ended March 31, 2026 was primarily due to $(52.4) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(7.1) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes and $(2.7) million in equity in earnings related to non-consolidated entities, partially offset by $9.0 million in foreign currency transaction losses. Other income of $(58.8) million during the three months ended March 31, 2025 was primarily due to $(45.1) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(13.0) million in foreign currency transaction gains and $(0.8) million in equity in earnings related to non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $20.8 million to $139.9 million for the three months ended March 31, 2026 compared to $119.1 million during the three months ended March 31, 2025 primarily due to increased interest expense of $30.9 million on the New 2029 Notes issued on July 24, 2025, $9.6 million related to higher discount rates on the significant financing component of the Amended ESA and $3.6 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $11.4 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $7.7 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $2.2 million on the New Term Loans due to lower interest rates, $1.5 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.7 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $0.6 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(18.3) million for the three months ended March 31, 2026, compared to investment income of $(5.7) million for the three months ended March 31, 2025. Investment income in the current year includes $(18.0) million of realized and unrealized gains on our investments in common shares in Hycroft, and interest income of $(0.3) million. Investment income in the prior year includes interest income of $(2.9) million and $(2.8) million of unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $2.2 million and $1.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $117.1 million and $202.1 million during the three months ended March 31, 2026, and March 31, 2025, respectively. Net loss during the three months ended March 31, 2026 compared to net loss for the three months ended March 31, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization and increases in investment income, partially offset by increases in rent, general and administrative expenses, decreases in other income, increases in interest expense, increases in income tax provision and increases in foreign currency translation rates.

Theatrical Exhibition–U.S. Markets

Revenues. Total revenues increased $123.8 million, or 20.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Admissions revenues increased $65.5 million, or 19.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in attendance of 14.2% from 26.9 million patrons to 30.7 million patrons and a 4.8% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for 3D, IMAX and other PLF screens. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $41.8 million, or 19.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 4.5% from $8.07 to $8.43 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $16.5 million, or 24.0%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in income from ticket fees due to the increase in the number of guests paying ticket fees and increases in the price of ticket fees and increases in advertising income. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $39.6 million, or 5.3%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Film exhibition costs increased $35.4 million, or 23.4%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in admissions revenue due to the factors discussed above and film rental terms. As a percentage of admissions revenues, film exhibition costs were 47.0% for the three months ended March 31, 2026, compared to 45.7% for the three months ended March 31, 2025. The increase in film exhibition cost percentage is primarily due to increased box office revenues in U.S. markets from higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $3.3 million, or 8.0%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by a decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.1% for the three months ended March 31, 2026, compared to 18.9% for the three months ended March 31, 2025.

Operating expense increased by $3.7 million, or 1.3%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in operating expense was primarily due to the increase in attendance. As a percentage of revenues, operating expense was 39.4% for the three months ended March 31, 2026, compared to 46.7% for the three months ended March 31, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $0.2 million, or 0.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in average screens of 1.6%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.9 million during the three months ended March 31, 2026, compared to $3.0 million during the three months ended March 31, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $1.2 million, or 3.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.7 million, or 2.9%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other income. Other income of $(61.5) million during the three months ended March 31, 2026 was primarily due to $(52.4) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(7.1) million of income related to the decrease in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes and $(2.6) million in equity in earnings related to non-consolidated entities. Other income of $(45.4) million during the three months ended March 31, 2025 was primarily due to $(45.1) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes and $(0.7) million in equity in earnings related to non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other income.

Interest expense. Interest expense increased $20.2 million to $122.9 million for the three months ended March 31, 2026 compared to $102.7 million during the three months ended March 31, 2025 primarily due to increased interest expense of $30.9 million on the New 2029 Notes issued on July 24, 2025, $9.6 million related to higher discount rates on the significant financing component of the Amended ESA and $3.6 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $11.4 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $7.7 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $2.2 million on the New Term Loans due to lower interest rates, $1.5 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.7 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $0.6 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(18.2) million for the three months ended March 31, 2026, compared to investment income of $(5.5) million for the three months ended March 31, 2025. Investment income in the current year includes $(18.0) million of realized and unrealized gains on our investments in common shares in Hycroft, and interest income of $(0.2) million. Investment income in the prior year includes interest income of $(2.7) million and $(2.8) million of unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $0.5 million and $0.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $85.2 million and $178.4 million during the three months ended March 31, 2026, and March 31, 2025, respectively. Net loss during the three months ended March 31, 2026 compared to net loss for the three months ended March 31, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent, decreases in depreciation and amortization, increases in other income, increases in investment income and decreases in income tax provision, partially offset by increases in interest expense.

Theatrical Exhibition–International Markets

Revenues. Total revenues increased $59.1 million, or 24.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Admissions revenues increased $39.4 million, or 27.7%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in attendance of 12.6% from 15.0 million patrons to 16.9 million patrons and a 13.3% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices and increases in foreign currency translation rates. Attendance increased in International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $22.1 million, or 33.4%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 18.6% from $4.41 to $5.23 primarily due to an increase in average prices, the percentage of guests making transactions, and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues decreased $2.4 million, or 6.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to decreases in income from expirations of package tickets and gift cards in our International markets, partially offset by increases in income from ticket fees due to the increase in the number of guests paying ticket fees, increases in advertising income and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $43.1 million, or 16.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Film exhibition costs increased $15.4 million, or 28.7%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the increase in admissions revenues due to the factors discussed above and film rental terms. As a percentage of admissions revenues, film exhibition costs were 38.0% for the three months ended March 31, 2026, compared to 37.6% for the three months ended March 31, 2025. The increase in film exhibition cost percentage is primarily due to increased box office revenues in International markets from higher grossing films in the current year, which typically results in higher film exhibition costs.

Food and beverage costs increased $5.9 million, or 36.4%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 25.0% for the three months ended March 31, 2026, compared to 24.5% for the three months ended March 31, 2025.

Operating expense increased by $10.4 million, or 9.9%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in operating expense was primarily due to the increase in foreign currency translation rates and the increase in attendance. As a percentage of revenues, operating expense was 37.8% for the three months ended March 31, 2026, compared to 42.7% for the three months ended March 31, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $6.2 million, or 11.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 0.4%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.2 million during the three months ended March 31, 2026, compared to $0 million during the three months ended March 31, 2025.

Other. Other general and administrative expense increased $3.7 million, or 20.2%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to increases in foreign currency translation rates and increases in incentive bonus expense.

Depreciation and amortization. Depreciation and amortization increased $1.3 million, or 7.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense (income). Other expense of $9.1 million during the three months ended March 31, 2026 was primarily due to $9.0 million in foreign currency transaction losses. Other income of $(13.4) million during the three months ended March 31, 2025 was primarily due to $(13.0) million in foreign currency transaction gains. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $0.6 million to $17.0 million for the three months ended March 31, 2026 compared to $16.4 million during the three months ended March 31, 2025. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.1) million for the three months ended March 31, 2026, compared to investment income of $(0.2) million for the three months ended March 31, 2025. Investment income is comprised of interest income in the current and prior periods.

Income tax provision. The income tax provision was $1.7 million and $0.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $31.9 million and $23.7 million during the three months ended March 31, 2026, and March 31, 2025, respectively. Net loss during the three months ended March 31, 2026 compared to net loss for the three months ended March 31, 2025 was negatively impacted by the decrease in other income, increase in rent, increase in general and administrative expense, increase in depreciation and amortization, increase in interest expense, decrease in investment income, increase in income tax provision and increase in foreign currency translation rates, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net earnings (loss) plus (i) income tax provision (benefit), (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include attributable EBITDA from equity investments in theatre operations in International markets. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our definition of Adjusted EBITDA and adjustments made to net earnings (loss) to calculate it are broadly consistent with how Adjusted EBITDA is defined and calculated in our debt agreements.

During the first quarter of 2026, we changed our definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, we also include infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. We no longer believe that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns our definition of Adjusted EBITDA with the definition used in our debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other income” in the condensed consolidated statement of operations and in the reconciliation of net loss to Adjusted EBITDA further below. See the components of other income table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported negative Adjusted EBITDA for the three months ended March 31, 2025 was an improvement of $0.3 million.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended
Adjusted EBITDA (In millions)	March 31, 2026	March 31, 2025
U.S. markets	$21.9	$(57.1)
International markets	16.4	(0.6)
Total Adjusted EBITDA	$38.3	$(57.7)

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Net loss	$(117.1)	$(202.1)
Plus:
Income tax provision (1)	2.2	1.6
Interest expense	139.9	119.1
Depreciation and amortization	75.7	76.1
Certain operating expense (income) (2)	(0.3)	2.8
Equity in earnings of non-consolidated entities (3)	(2.7)	(0.8)
Attributable EBITDA (4)	0.2	0.4
Investment income (5)	(18.3)	(5.7)
Other income (6)	(49.7)	(57.8)
Merger, acquisition and other costs (7)	1.1	3.0
Stock-based compensation expense (8)	7.3	5.7
Adjusted EBITDA	$38.3	$(57.7)

(1)	For information regarding the income tax provision, see Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets, and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended March 31, 2026 primarily consisted of equity in earnings from AC JV of $(2.4) million. Equity in earnings of non-consolidated entities during the three months ended March 31, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million.
(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended
(In millions)	March 31, 2026	March 31, 2025
Equity in (earnings) of non-consolidated entities	$(2.7)	$(0.8)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(2.7)	(0.8)
Equity in earnings of International theatre joint ventures	—	—
Depreciation and amortization	0.2	0.4
Attributable EBITDA	$0.2	$0.4

(5)	Investment income during the three months ended March 31, 2026 includes realized and unrealized gains on our investments in Hycroft of $(18.0) million and interest income of $(0.3) million. Investment income during the three months ended March 31, 2025 included interest income of $(2.9) million and unrealized gains on our investments in Hycroft of $(2.8) million.
(6)	Other income during the three months ended March 31, 2026 includes a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(52.4) million and a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(7.1) million, partially offset by foreign currency transaction losses of $9.0 million, net periodic pension cost of $0.5 million, and debt modification third party fees of $0.3 million. Other income during the three months ended March 31, 2025, included a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(45.1) million and foreign currency transaction gains of $(13.0) million, partially offset by $0.3 million of net periodic pension cost.
(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.

(8)	Non-cash expense included in general and administrative: other.

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

During the three months ended March 31, 2026, Adjusted EBITDA in the U.S. markets was $21.9 million compared to $(57.1) million during the three months ended March 31, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price, an increase in food and beverage per patron, and an increase in advertising income in other revenues related to an increase in discount rates for the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. During the three months ended March 31, 2026, Adjusted EBITDA in the International markets was $16.4 million compared to $(0.6) million during the three months ended March 31, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price, an increase in food and beverage per patron and the increase in foreign currency translation rates, partially offset by decreases in income from expirations of package tickets and gift cards. During the three months ended March 31, 2026, Adjusted EBITDA in the U.S. markets and International markets was $38.3 million compared to $(57.7) million during the three months ended March 31, 2025, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of March 31, 2026, and December 31, 2025 of $(1,124.4) million and $(1,090.6) million, respectively. As of March 31, 2026 and December 31, 2025, working capital included operating lease liabilities of $560.6 million and $560.0 million, respectively, and deferred revenues of $446.9 million and $465.5 million, respectively.

As of March 31, 2026, we had cash and cash equivalents of $339.2 million.

During the three months ended March 31, 2026, we enhanced liquidity through equity issuances. See Note 6—Stockholders’ Deficit and Note 11—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

We expect, from time to time, to continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise.

We continuously monitor the capital markets and our capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure our outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive. See Note 11—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information about debt exchanges occurring after March 31, 2026.

Odeon Credit Agreement

On April 17, 2026, Odeon Finco, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, entered into the Odeon Credit Agreement, by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425,000,000 of Odeon Term Loans due 2031. The proceeds from the Odeon Term Loans due 2031 and approximately $38.2 million of cash from the balance sheet were used to fund the Odeon Notes Redemption of Odeon Finco’s outstanding Odeon Notes due 2027 and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. In connection with the Odeon Notes Redemption, the Odeon Notes due 2027 have been delisted from the Official List of The International Stock Exchange. See Note 11—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our current cash burn rates are not sustainable long-term. Based on our current cost structure, in order to achieve sustainable net positive cash flows from operating activities, we believe that revenues will need to increase from current levels to levels at least in line with pre-COVID-19 revenues. Until such time as we are able to achieve sustainable net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of the required liquidity vary significantly.

There can be no assurance that the revenues, costs, attendance levels and other assumptions used to estimate our liquidity requirements and future cash burn rates will be correct, and our ability to be predictive is uncertain due to our limited ability to predict studio film release dates, the overall production and theatrical release levels and success of individual titles. Further, there can be no assurances that we will be successful in generating the additional liquidity necessary to meet our obligations beyond twelve months from the issuance of this Quarterly Report on terms acceptable to us or at all.

The following is a summary of our net cash flows for the three months ended March 31, 2026 and March 31, 2025:

(in millions)	March 31, 2026	March 31, 2025
Operating activities	$(128.5)	$(370.0)
Investing activities	(15.5)	(46.9)
Financing activities	49.3	158.0

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $241.5 million primarily due to a decrease in cash used for working capital, increases in attendance, increases in average ticket price, increases in food and beverage per patron, and a decrease in cash paid for interest. The decrease in cash used for working capital was primarily driven by the timing of incentive bonus payments and lower film rental payments. Incentive bonus payments were made during the three months ended March 31, 2025 in the prior year, compared to the three months ended June 30, 2026 in the current year. Film rental payments declined in the current year due to weaker fourth-quarter 2025 box office performance compared to the fourth quarter of 2024.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $31.4 million primarily due to proceeds from the sale of part of our investment in Hycroft and increases in proceeds from sales of long-term assets.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, lease incentives, or capital raised, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases, which may require the developer who owns the property, to help fund our construction costs by offering lease incentives. We estimate that our capital expenditures, net of lease incentives, will be approximately $175.0 million to $225.0 million for the year ending December 31, 2026 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $108.7 million primarily due to decreased proceeds from equity issuances and an increase in cash used to pay deferred financing costs, partially offset by less cash used to repurchase debt.

Covenant Compliance

As of March 31, 2026, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Formation of Unrestricted Subsidiaries

On July 22, 2024, Multi-Cinema, a Missouri corporation and a direct subsidiary of Holdings, assigned or transferred the net assets (“Theatre Net Assets”) of 175 theatres and transferred a 100% interest in certain intellectual property assets to its direct subsidiary Centertainment Development, LLC (“Centertainment”), and the Theatre Net Assets were in turn transferred to Centertainment’s direct wholly-owned subsidiary Muvico. Theatre Net Assets include lease contracts and theatre property, including furniture, fixtures, plant and equipment, and other working capital items associated directly with the theatre locations. At the same time, Muvico licensed the intellectual property back to Multi-Cinema for its continued use in the operation of its retained theatres and entered into a management agreement for Multi-Cinema to operate the theatres transferred to Muvico. Muvico and Centertainment (collectively, the “Muvico Group”) are unrestricted subsidiaries under the indenture governing Holdings’ 7.5% First Lien Senior Secured Notes (the “Existing 7.5% Notes”).

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing 7.5% Notes, the indenture governing Muvico’s New Exchangeable Notes, and the Muvico Credit Agreement governing Holdings’ and Muvico’s new term loans maturing in 2029 (the “New Term Loans”), we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing 7.5% Notes, has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and joint and severally liable for the New Term Loans. Pursuant to ASC 405-40, we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Three Months Ended March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$423.4	$155.0	$—	$578.4
Food and beverage	269.1	78.2	—	347.3
Other theatre (3)	105.1	19.3	(4.7)	119.7
Total revenues	797.6	252.5	(4.7)	1,045.4
Operating costs and expenses
Film exhibition costs	183.8	71.8	—	255.6
Food and beverage costs	53.4	13.0	—	66.4
Operating expense, excluding depreciation and amortization below	313.3	94.0	—	407.3
Rent	168.8	55.3	—	224.1
General and administrative:
Merger, acquisition and other costs	1.1	—	—	1.1
Other, excluding depreciation and amortization below (3)	63.3	2.3	(4.7)	60.9
Depreciation and amortization	57.6	18.1	—	75.7
Operating costs and expenses	841.3	254.5	(4.7)	1,091.1
Operating loss	(43.7)	(2.0)	—	(45.7)
Other expense, net:
Other expense (income)	6.8	(59.2)	—	(52.4)
Interest expense:
Corporate borrowings	53.5	66.4	—	119.9
Finance lease obligations	1.5	—	—	1.5
Intercompany interest expense	1.7	—	(1.7)	—
Non-cash NCM exhibitor services agreement	18.5	—	—	18.5
Intercompany interest income	—	(1.7)	1.7	—
Investment income	(18.2)	(0.1)	—	(18.3)
Total other expense, net	63.8	5.4	—	69.2
Loss before income taxes	(107.5)	(7.4)	—	(114.9)
Income tax provision (2)	2.2	—	—	2.2
Net loss	$(109.7)	$(7.4)	$—	$(117.1)

	Three Months Ended March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(109.7)	$(7.4)	$(117.1)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(15.5)	—	(15.5)
Other comprehensive loss	(15.5)	—	(15.5)
Total comprehensive loss	$(125.2)	$(7.4)	$(132.6)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

(3)	Includes intercompany management fee revenues of $2.3 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $2.4 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Three Months Ended March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.72	$13.47	$12.15
Attendance (in thousands) (1)	36,117	11,505	47,622
Number of screens operated (2)	7,390	2,217	9,607
Number of theatres operated (2)	680	172	852
Adjusted EBITDA (4)	$22.1	$16.2	$38.3

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(109.7)	$(7.4)	$—	$(117.1)
Plus:
Income tax provision	2.2	—	—	2.2
Interest expense	75.2	66.4	(1.7)	139.9
Depreciation and amortization	57.6	18.1	—	75.7
Certain operating expense (income)	(0.4)	0.1	—	(0.3)
Equity in earnings of non-consolidated entities	(2.7)	—	—	(2.7)
Attributable EBITDA	0.2	—	—	0.2
Investment income	(18.2)	(1.8)	1.7	(18.3)
Other expense (income)	9.5	(59.2)	—	(49.7)
Merger, acquisition and other costs	1.1	—	—	1.1
Stock-based compensation expense	7.3	—	—	7.3
Adjusted EBITDA	$22.1	$16.2	$—	$38.3

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

	As of March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$157.9	$181.3	$—	$339.2
Restricted cash	41.7	—	—	41.7
Receivables, net	100.1	3.2	—	103.3
Other current assets	80.4	18.1	—	98.5
Total current assets	380.1	202.6	—	582.7
Property, net	994.4	330.4	—	1,324.8
Operating lease right-of-use assets, net	2,310.4	730.1	—	3,040.5
Intangible assets, net	42.0	104.4	—	146.4
Goodwill	2,391.9	—	—	2,391.9
Other long-term assets	197.9	0.6	—	198.5
Intercompany receivables (2)	—	2,126.2	(2,126.2)	—
Investment in subsidiary	445.8	—	(445.8)	—
Total assets	$6,762.5	$3,494.3	$(2,572.0)	$7,684.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$239.8	$33.7	$—	$273.5
Accrued expenses and other liabilities	306.5	52.2	—	358.7
Deferred revenues and income	438.4	8.5	—	446.9
Current maturities of corporate borrowings	9.9	9.9	—	19.8
Current maturities of finance lease liabilities	5.8	—	—	5.8
Current maturities of operating lease liabilities	412.3	148.3	—	560.6
Total current liabilities	1,412.7	252.6	—	1,665.3
Corporate borrowings	1,823.6	2,120.5	—	3,944.1
Finance lease liabilities	44.2	—	—	44.2
Operating lease liabilities	2,681.4	673.4	—	3,354.8
Exhibitor services agreement	457.5	—	—	457.5
Deferred tax liability, net (4)	36.1	—	—	36.1
Intercompany payables (2)	2,126.2	—	(2,126.2)	—
Other long-term liabilities	107.3	2.0	—	109.3
Total liabilities	8,689.0	3,048.5	(2,126.2)	9,611.3
Commitments and contingencies
Stockholders’ or member's equity (deficit):
Preferred stock	—	—	—	—
Class A common stock	6.1	—	—	6.1
Additional paid-in capital	7,221.4	592.8	(592.8)	7,221.4
Accumulated other comprehensive loss	(57.7)	—	—	(57.7)
Accumulated deficit	(9,096.3)	(147.0)	147.0	(9,096.3)
Total stockholders' or member's equity (deficit)	(1,926.5)	445.8	(445.8)	(1,926.5)
Total liabilities and stockholders’ or member's equity (deficit)	$6,762.5	$3,494.3	$(2,572.0)	$7,684.8
(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the New Term Loans borrowings between Holdings and Muvico, and other intercompany balances created as a result of the 2025 Refinancing Transactions and 2024 Refinancing Transactions.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.
(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Three Months Ended March 31, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(109.7)	$(7.4)	$(117.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57.6	18.1	75.7
Gain on derivatives	—	(59.5)	(59.5)
Deferred income taxes	0.3	—	0.3
Gain on investments in Hycroft	(18.0)	—	(18.0)
Amortization of net discount on corporate borrowings to interest expense	3.0	1.1	4.1
Amortization of deferred financing costs to interest expense	2.0	3.0	5.0
PIK interest expense	—	15.4	15.4
Non-cash portion of stock-based compensation	7.3	—	7.3
Equity in earnings from non-consolidated entities, net of distributions	(0.7)	—	(0.7)
Lease incentives	17.8	—	17.8
Non-cash rent benefit	(25.4)	(3.9)	(29.3)
Net periodic pension cost	0.5	—	0.5
Change in assets and liabilities:
Receivables	52.6	2.6	55.2
Other assets	(19.9)	18.2	(1.7)
Accounts payable	(85.4)	(6.6)	(92.0)
Accrued expenses and other liabilities	(19.0)	20.4	1.4
Intercompany receivables and payables	(8.8)	8.8	—
Other, net	7.1	—	7.1
Net cash provided by (used in) operating activities	(138.7)	10.2	(128.5)
Cash flows from investing activities:
Capital expenditures	(36.3)	(9.9)	(46.2)
Proceeds from disposition of long-term assets	1.0	—	1.0
Proceeds from sale of Hycroft	29.7	—	29.7
Net cash used in investing activities	(5.6)	(9.9)	(15.5)
Cash flows from financing activities:
Net proceeds from equity issuances	63.4	—	63.4
Scheduled principal payments under term loan borrowings	(2.5)	(2.5)	(5.0)
Principal payments under finance lease obligations	(1.2)	—	(1.2)
Cash used to pay deferred financing costs	—	(4.2)	(4.2)
Taxes paid for restricted unit withholdings	(3.7)	—	(3.7)
Proceeds (payments) of intercompany loans	(9.0)	9.0	—
Net cash provided by financing activities	47.0	2.3	49.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.7)	—	(1.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	(99.0)	2.6	(96.4)
Cash and cash equivalents and restricted cash at beginning of period	298.6	178.7	477.3
Cash and cash equivalents and restricted cash at end of period	$199.6	$181.3	$380.9

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indentures governing the New Exchangeable Notes and Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net earnings (loss) of changes in interest rates and foreign currency exchange rates. For the three months ended March 31, 2026 and March 31, 2025, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. Our analysis also utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our performance-based variable-rate financial instruments and fixed rate financial instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact on net earnings (loss) due to changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on performance-based & market-based variable-rate hybrid financial instruments. As of March 31, 2026, we had an aggregate of $1,989.2 million outstanding principal amount of our New Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

The rate in effect for the outstanding New Term Loans was 10.675% per annum as of March 31, 2026, and 11.322% per annum for the New Term Loans as of March 31, 2025.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by approximately $5.0 million during the three months ended March 31, 2026.

A 100-basis point change in market interest rates would have increased or decreased interest expense on the New Term Loans by $5.0 million during the three months ended March 31, 2025.

Market risk on performance-based variable-rate financial instruments. As of March 31, 2026, we had an aggregate of $877.1 million outstanding principal amount of our New 2029 Notes which bear interest ranging from 11.5% to 15.0% per annum depending on the Total Leverage Ratio. The rate in effect for the outstanding New 2029 Notes was 15.0% per annum at March 31, 2026.

A 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of our performance-based variable-rate financial instruments of approximately $18.7 million and $(18.1) million, respectively, as of March 31, 2026.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of March 31, 2026, were principal amounts of $155.8 million of our New Exchangeable Notes, $111.6 million of our Existing Exchangeable Notes, $360.0 million of our Existing 7.5% Notes, $400.0 million of our Odeon Notes due 2027, and $125.5 million of our 6.125% Senior Subordinated Notes due 2027 (“Senior Subordinated Notes due 2027”). A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $21.1 million and $(20.5) million, respectively, as of March 31, 2026.

Included in corporate borrowings as of March 31, 2025, were principal amounts of $427.6 million of our Existing Exchangeable Notes, $950.0 million of our Existing 7.5% Notes, $131.2 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $42.8 million of our 5.75% Senior Subordinated Notes due 2025, $41.9 million of our Senior Subordinated Notes due 2026, and $125.5 million of our Senior Subordinated Notes due 2027. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $53.3 million and $(51.2) million, respectively, as of March 31, 2025.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of March 31, 2026, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the three months ended March 31, 2026, by approximately $3.1 million. Based upon the functional currencies in the International markets as of March 31, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the three months ended March 31, 2025, by approximately $2.4 million.

Our foreign currency translation rates increased by approximately 10.8% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

There has been no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of In re AMC Entertainment Holdings, Inc. Stockholder Litigation No. 2023-0215-MTZ (Del. Ch.), including the settlement payment. The insurance recovery action is captioned AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC sought up to $80 million in coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022 through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action paid its full $5.0 million limit and the Company reached confidential settlement agreements with all but one insurer in the Coverage Action.

The remaining insurer contested whether it owed coverage for the settlement payment, claiming it does not constitute a “Loss” under its insurance policy (the “Loss Defense”). On February 28, 2025, the court denied a motion for summary judgment by the remaining insurer in the Coverage Action, and granted the Company’s motion for summary judgment on the Loss Defense, ruling that the settlement payment constituted a covered loss. On April 9, 2025, the court entered a final judgment in favor of the Company in the amount of $5.0 million plus pre-judgment interest of $0.7 million. On December 9, 2025, the Supreme Court of the State of Delaware affirmed the Superior Court’s decision in favor of the Company. Shortly thereafter, the remaining insurer paid the Company its full limits, plus pre- and post-judgment interest and the case was closed.

AMC also had claims for coverage from additional insurers, however, those insurers’ policies contain mandatory arbitration provisions, so they were not included in the Coverage Action. On January 24, 2025, the Company sent a notice of arbitration to the four remaining insurers with mandatory arbitration provisions on the same grounds as the Coverage Action. In April 2026, the Company entered into confidential settlement agreements with each of the additional insurers.

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

On December 5, 2025, an action captioned Masoner v. AMC Entertainment Holdings, Inc. et al., No. N25C-12-022 was filed by two purported AMC stockholders against the Company, Adam Aron, and unspecified members of the Company’s board of directors in the Superior Court of the State of Delaware. The complaint asserted claims for, among other things, fraud, fraud on the court, breach of fiduciary duty, unjust enrichment, and conspiracy based on the 2023 settlement of the action captioned In re AMC Entertainment Holdings, Inc. Stockholder Litigation No. 2023-0215-MTZ (Del. Ch.). Plaintiffs seek, among other things, monetary damages of approximately $4.2 million, disgorgement of approximately $18 million, declaratory relief, equitable relief, and injunctive relief. On March 18, 2026, defendants filed a motion to dismiss the complaint. On March 24, 2026, plaintiffs filed an amended complaint, which named certain current and former directors of the Company’s board of directors as defendants. On April 8, 2026, defendants filed a motion to dismiss the amended complaint, which is currently being briefed and remains pending.

Item 1A. Risk Factors

Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2025, which sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

There has been significant recent dilution and there may continue to be additional future dilution of our Common Stock, which could adversely affect the market price of shares of our Common Stock.

From January 1, 2020 through May 4, 2026, the outstanding shares of our Common Stock have increased by 606,861,417 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, transaction fee payments, and equity grant vesting. On March 14, 2023, we held a special meeting of our stockholders and obtained the requisite stockholder approval for the certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse split at a ratio of one share of Common Stock for every ten shares of Common Stock (the “Charter Amendments”) and on August 14, 2023, we filed the amendment to our certificate of incorporation implementing the Charter Amendments, effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. In addition, as described below, on December 10, 2025, following approval by our stockholders at the Annual Meeting (as defined herein), we increased the total number of authorized shares of Common Stock from 550,000,000 to 1,100,000,000.

On July 22, 2024, the Company and certain of its subsidiaries consummated a series of refinancing transactions (the “2024 Refinancing Transactions”) pursuant to which Muvico issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that were exchangeable into shares of Common Stock. On July 1, 2025, the Company and Muvico commenced a series of further refinancing transactions with certain of its debt holders (the “2025 Refinancing Transactions”) pursuant to which the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. Subsequently, on July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of Existing Exchangeable Notes for Muvico’s New Exchangeable Notes on a dollar-for-dollar basis. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment under the New Exchangeable Notes.

As of March 31, 2026, approximately $111.6 million aggregate principal amount of Existing Exchangeable Notes were outstanding, including interest paid-in-kind in the form of additional Existing Exchangeable Notes (“PIK Notes”) to the holders thereof on December 15, 2025. If the outstanding Existing Exchangeable Notes were exchanged fully into shares of Common Stock as of March 31, 2026, they would be converted into an aggregate of approximately 22.3 million shares of Common Stock. If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock at maturity, and we were to elect to issue additional Existing Exchangeable Notes as PIK Notes on such outstanding Existing Exchangeable Notes and PIK Notes to the full extent permitted during the life of the Existing Exchangeable Notes (without regard to any limitations on our authorized share capital or on the exchange therein and giving effect to the changes in the applicable make-whole fee over the period), such Existing Exchangeable Notes (including PIK Notes) would be convertible at maturity into an aggregate of approximately 27.8 million shares of Common Stock.

At the Company’s 2025 Annual Meeting of Stockholders held on December 10, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 550,000,000 shares to 1,100,000,000 shares (the “Authorized Share Increase”), which additional shares may be used for at-the-market sales (subject to certain caps on usage of at-the-market sales for the six months following the Annual Meeting pursuant to the terms of the indenture governing the New Exchangeable Notes), exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances.  Accordingly, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, to settle exchanges of the Existing Exchangeable Notes, including any PIK Notes, to settle exchanges of the New Exchangeable Notes, or for other purposes. In addition, in connection with the Authorized Share Increase, the New Exchangeable Notes have become exchangeable and we have reserved 141.4 million shares of Common Stock to be exchanged for the New Exchangeable Notes.

As of May 4, 2026, there were 612,069,425 shares of Common Stock issued and outstanding. We expect to issue additional shares of Common Stock, including Common Stock having an aggregate offering price up to $150,000,000 sold pursuant to the prospectus supplement we filed with the SEC on February 9, 2026. In addition, as described above, shares of Common Stock may be used to settle exchanges of the Existing Exchangeable Notes and New Exchangeable Notes, including any additional Existing Exchangeable Notes or New Exchangeable Notes or interest paid in-kind by issuing Existing Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our equity compensation program results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

As of May 4, 2026, we had approximately 254,272,244 authorized shares of Common Stock that have not been issued or reserved for issuance in connection with our current at-the-market offering announced February 9, 2026 (the “ATM Program”), our employee plans or exchanges under our Existing Exchangeable Notes and New Exchangeable Notes. As a result, we may in the future seek to obtain the requisite stockholder approval for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. These future issuances may be dilutive and may result in a decline in the market price of our Common Stock. The remaining authorized shares assume that no additional PIK interest is paid on the Existing Exchangeable Notes and that remaining shares sold pursuant to the prospectus supplement filed with the SEC on February 9, 2026 are issued at an assumed price of $1.45, representing the closing sales price of our Common Stock on May 4, 2026. Actual share issuances will vary based on changes in the market price of our Common Stock.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2025 and 2026 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $0.93 per share on March 27, 2026 to an intra-day high on the NYSE of

$4.13 on January 7, 2025. The last reported sale price of our Common Stock on the NYSE on May 4, 2026, was $1.45 per share. During 2025 and 2026 to date, daily trading volume ranged from approximately 4,237,100 to 88,218,200 shares.

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

Extreme fluctuations in the market price of our Common Stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:

•	the market price of our Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
•	factors in the public trading market for our Common Stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors;
•	our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from historical valuations, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses if there are declines in market prices;
•	to the extent volatility in our Common Stock is caused, or may from time to time be caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•	if the market price of our Common Stock declines, investors may be unable to resell shares of our Common Stock at or above the price at which their investment was made. Our Common Stock may continue to fluctuate or decline significantly in the future, which may result in substantial losses.

Future increases or decreases in the market price of our Common Stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•	restrictions on our ability to pay dividends or other distributions;
•	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•	changes in market valuations of similar companies;
•	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•	additions or departures of key personnel;
•	actions by institutional or significant stockholders;
•	short interest in our securities and the market response to such short interest;
•	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;

•	speculation in the press or investment community about our company or industry;
•	strategic actions by us or our competitors, such as acquisitions or other investments;
•	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service;
•	strategic actions taken by motion picture studios such as the shuffling of film release dates;
•	investigations, proceedings, or litigation that involve or affect us;
•	ongoing impacts upon the industry resulting from the COVID-19 pandemic;
•	the occurrence of any of the other risk factors included or incorporated by reference in our Annual Report on Form 10-K; and
•	general market and economic conditions.

The Company's current equity incentive plan has insufficient shares to make grants at historic levels. Without additional shares authorized for the plan, the Company could experience difficulties retaining and hiring executives due to its inability to issue compensatory equity awards and could experience an adverse impact on its cash flow or adverse accounting consequences from alternative forms of compensation.

The current equity incentive plan of the Company has insufficient available shares to make additional grants at historic levels. As required by NYSE rules, the Company intends to ask its stockholders for approval to allocate additional shares to the plan at its 2026 annual meeting. There can be no guarantee that the stockholders will approve additional shares. The absence of shares available under the equity incentive plan may create challenges for executive recruitment and retention. Absent additional shares, the Company could issue equity-related awards to be settled in cash. The issuance of such awards may mitigate short-term risks related to executive recruitment and retention, but cash settlements of these awards would negatively impact cash flow and would require the Company to account for these awards based on the fair value of the related equity at the end of each reporting period, giving effect to the portion of services rendered during the requisite service periods. Until such time as the stockholders approve additional shares for the equity incentive plan, equity-related awards made to executives would need to be settled in cash. Continued issuance of cash-settled awards may not be sustainable given the Company’s cash flow challenges. The operating cash flow of the Company is still negative.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported in Item 3.02 of our Current Reports on Form 8-K filed with the SEC on January 29, 2026 and March 24, 2026 which are incorporated by reference into this Quarterly Report on Form 10-Q, there were no sales of unregistered securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the first quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the first quarter of 2026.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
1.1

Sales and Registration Agreement, dated as of February 9, 2026, by and among AMC Entertainment Holdings, Inc., Goldman Sachs & Co. LLC and Goldman Sachs International (incorporated by reference from Exhibit 1.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on February 9, 2026).

4.1

Letter Agreement, by and among Muvico, the Company and the 2029 Noteholders, dated as of January 29, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on January 29, 2026).

4.2

Supplemental Indenture, by and among Muvico, the Company, the other guarantors party thereto and GLAS Trust Company LLC, as trustee and collateral agent, dated as of January 12, 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on January 12, 2026).

4.3

Supplemental Indenture, by and among Muvico, the Company, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, dated as of February 12, 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on February 13, 2026).

4.4

Supplemental Indenture, by and among Muvico, the Company, the other guarantors party thereto and CSC Delaware Trust Company, as trustee and collateral agent, dated as of February 24, 2026 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33892) filed on February 25, 2026).

10.1

Master Confirmation, dated as of February 9, 2026, by and between AMC Entertainment Holdings, Inc. and Goldman Sachs International (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on February 9, 2026).

10.2

Odeon Credit Agreement, by and among Odeon Finco PLC, as borrower, Odeon Cinemas Group Limited, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, dated as of April 17, 2026 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 17, 2026).

10.3

Guarantee Agreement, by and between AMC Entertainment Holdings, Inc. and U.S. Bank Trust Company, National Association, dated as of April 17, 2026 (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 17, 2026).

10.4

Second Amendment to Muvico Credit Agreement, by and among AMC Entertainment Holdings, Inc. and Muvico, LLC, as borrowers, and Wilmington Savings Fund Society, FSB, as administrative agent and as collateral agent, dated as of April 17, 2026 (incorporated by reference from Exhibit 10.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 17, 2026).

*+10.5	Letter Agreement, dated April 27, 2026, by and between AMC Entertainment Holdings, Inc. and Sean Goodman.

*+10.6	Letter Agreement, dated April 27, 2026, by and between AMC Entertainment Holdings, Inc. and Mark Way.

*+10.7	Letter Agreement, dated April 27, 2026, by and between AMC Entertainment Holdings, Inc. and Dan Ellis.

*+10.8	Form of Restricted and/or Performance Stock Unit Award Notice and Agreement under the AMC Entertainment Holdings, Inc. 2024 Equity Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed or furnished herewith, as applicable.

**   Submitted electronically with this Report.

+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: May 5, 2026	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: May 5, 2026	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer