Form 10-Q
period 2026-06-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2026-07-23
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of July 22, 2026
Class A common stock	892,604,638

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(In millions, except share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(unaudited)		(unaudited)
Revenues
Admissions	$863.1	$762.6	$1,441.5	$1,236.1
Food and beverage	576.1	499.6	923.4	783.0
Other theatre	157.5	135.7	277.2	241.3
Total revenues	1,596.7	1,397.9	2,642.1	2,260.4
Operating costs and expenses
Film exhibition costs	440.3	392.1	695.9	596.9
Food and beverage costs	107.7	96.1	174.1	153.3
Operating expense, excluding depreciation and amortization below	458.4	458.4	865.7	851.6
Rent	223.8	222.6	447.9	440.7
General and administrative:
Merger, acquisition and other costs	0.3	0.1	1.4	3.1
Other, excluding depreciation and amortization below	52.0	58.2	112.9	114.2
Depreciation and amortization	76.1	77.8	151.8	153.9
Operating costs and expenses	1,358.6	1,305.3	2,449.7	2,313.7
Operating income (loss)	238.1	92.6	192.4	(53.3)
Other expense, net:
Other expense (income)	109.6	(32.1)	57.2	(90.9)
Interest expense:
Corporate borrowings	115.9	109.6	235.8	218.6
Finance lease obligations	1.7	1.4	3.2	2.6
Non-cash NCM exhibitor services agreement	18.4	18.6	36.9	27.5
Investment expense (income)	0.5	(1.4)	(17.8)	(7.1)
Total other expense, net	246.1	96.1	315.3	150.7
Loss before income taxes	(8.0)	(3.5)	(122.9)	(204.0)
Income tax provision	3.4	1.2	5.6	2.8
Net loss	$(11.4)	$(4.7)	$(128.5)	$(206.8)
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.20)	$(0.48)
Weighted average shares outstanding:
Basic and diluted (in thousands)	722,015	433,144	631,343	432,064

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(unaudited)		(unaudited)
Net loss	$(11.4)	$(4.7)	$(128.5)	$(206.8)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(16.2)	11.0	(31.7)	63.7
Net pension gain during the period	0.2	0.1	0.2	0.1
Other comprehensive income (loss)	(16.0)	11.1	(31.5)	63.8
Total comprehensive income (loss)	$(27.4)	$6.4	$(160.0)	$(143.0)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$778.4	$428.5
Restricted cash	41.1	48.8
Receivables, net	125.6	156.0
Other current assets	93.1	97.2
Total current assets	1,038.2	730.5
Property, net	1,315.3	1,374.2
Operating lease right-of-use assets, net	2,964.2	3,137.3
Intangible assets, net	146.0	147.4
Goodwill	2,377.6	2,416.1
Other long-term assets	202.3	212.3
Total assets	$8,043.6	$8,017.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$396.7	$382.9
Accrued expenses and other liabilities	332.1	338.2
Deferred revenues and income	452.6	465.5
Current maturities of corporate borrowings	148.9	19.9
Current maturities of finance lease liabilities	7.4	5.8
Current maturities of operating lease liabilities	560.4	560.0
Total current liabilities	1,898.1	1,772.3
Corporate borrowings	3,702.7	4,018.6
Finance lease liabilities	45.2	46.7
Operating lease liabilities	3,250.6	3,485.0
Exhibitor services agreement	455.9	459.1
Deferred tax liability, net	36.1	35.7
Other long-term liabilities	107.7	95.2
Total liabilities	9,496.3	9,912.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Class A common stock ($.01 par value, 1,100,000,000 shares authorized; 892,604,638 shares issued and outstanding as of June 30, 2026; 1,100,000,000 authorized; 512,943,561 shares issued and outstanding as of December 31, 2025)	8.9	5.1
Additional paid-in capital	7,719.8	7,121.5
Accumulated other comprehensive loss	(73.7)	(42.2)
Accumulated deficit	(9,107.7)	(8,979.2)
Total stockholders' deficit	(1,452.7)	(1,894.8)
Total liabilities and stockholders’ deficit	$8,043.6	$8,017.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In millions)	June 30, 2026	June 30, 2025

Cash flows from operating activities:	(unaudited)
Net loss	$(128.5)	$(206.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	151.8	153.9
Loss on extinguishment of debt	63.1	—
Gain on derivatives	(8.4)	(41.2)
Deferred income taxes	0.4	0.9
Gains on investments in Hycroft	(16.5)	(2.5)
Amortization of net discount on corporate borrowings to interest expense	5.5	8.6
Amortization of deferred financing costs to interest expense	10.1	3.9
PIK interest expense	30.9	17.1
Non-cash portion of stock-based compensation	10.6	11.7
Equity in earnings from non-consolidated entities, net of distributions	(4.0)	(0.1)
Lease incentives	24.6	8.9
Non-cash rent benefit	(58.5)	(53.0)
Net periodic pension cost	1.0	0.6
Change in assets and liabilities:
Receivables	25.6	49.9
Other assets	(0.9)	(10.2)
Accounts payable	18.2	(87.5)
Accrued expenses and other liabilities	(26.2)	(50.4)
Other, net	8.1	(35.4)
Net cash provided by (used in) operating activities	106.9	(231.6)
Cash flows from investing activities:
Capital expenditures	(91.5)	(96.5)
Proceeds from disposition of long-term assets	2.2	0.8
Proceeds from sale of Hycroft	29.7	—
Other, net	—	0.1
Net cash used in investing activities	(59.6)	(95.6)
Cash flows from financing activities:
Net proceeds from equity issuances	334.6	169.6
Proceeds from issuance of Odeon Term Loans due 2031	416.5	—
Principal payments under Odeon Senior Secured Notes due 2027	(400.0)	—
Premium paid to extinguish Odeon Senior Secured Notes due 2027	(12.8)	—
Principal payments under Senior Subordinated Notes due 2025	—	(42.8)
Repurchase of Senior Subordinated Notes due 2025	—	(1.3)
Principal payments under finance lease obligations	(3.0)	(1.9)
Scheduled principal payments under term loan borrowings	(10.0)	(10.0)
Cash used to pay deferred financing costs	(24.0)	(0.1)
Taxes paid for restricted unit withholdings	(3.7)	(4.4)
Net cash provided by financing activities	297.6	109.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.7)	12.4
Net increase (decrease) in cash and cash equivalents and restricted cash	342.2	(205.7)
Cash and cash equivalents and restricted cash at beginning of period	477.3	680.8
Cash and cash equivalents and restricted cash at end of period	$819.5	$475.1
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$193.0	$190.3
Income taxes paid, net	$3.5	$2.8
Schedule of non-cash activities:

Construction payables at period end	$48.0	$38.6
Consent fees paid with shares of Common Stock	$34.5	$—
Other third-party equity issuance costs payable	$0.7	$—
Issuance of shares of Common Stock in Voluntary Exchange of Senior Secured Exchangeable Notes due 2030	$192.9	$—
Deferred financing costs payable	$1.5	$—

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The accompanying condensed consolidated balance sheet as of December 31, 2025, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s historical cash burn rates are not sustainable long-term. Based on the Company’s current cost structure, in order to achieve sustainable annual net positive cash flows from operating activities, the Company believes that revenues will need to be at least in line with pre-COVID-19 revenues. The Company has achieved net positive cash flows from operating activities for the six months ended June 30, 2026. Until such time as the Company is able to achieve annual sustainable net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing and ability to achieve increased levels of revenue, the estimates of the required liquidity vary significantly.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. The Company continuously monitors the capital markets and its capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure its outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”), see Note 6—Stockholders’ Deficit for further information on these sales.

Cash and Cash Equivalents. As of June 30, 2026, cash and cash equivalents for the U.S. markets and International markets were $683.6 million and $94.8 million, respectively, and as of December 31, 2025, cash and cash equivalents for the U.S. markets and International markets were $302.6 million and $125.9 million, respectively.

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

	As of
(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$778.4	$428.5
Restricted cash	41.1	48.8
Total cash and cash equivalents and restricted cash in the statement of cash flows	$819.5	$477.3

As of June 30, 2026, restricted cash for the U.S. markets and International markets were $15.3 million and $25.8 million, respectively. As of December 31, 2025, restricted cash for the U.S. markets and International markets were $20.5 million and $28.3 million, respectively.

Investments. On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft Mining Holding Corporation (“Hycroft”) on a cashless basis and received 765,440 common shares of Hycroft. During the six months ended June 30, 2026, the Company sold 700,000 common shares of Hycroft for $29.7 million. As of June 30, 2026, the Company held 129,478 remaining common shares of Hycroft. The common shares are recorded at fair value at each reporting period and unrealized gains and losses are reported in investment income. The Company recorded unrealized losses related to its investments in Hycroft in investment income of $1.5 million and $0.3 million during the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recorded realized and unrealized gains related to its investments in Hycroft in investment income of $16.5 million and $2.5 million during the six months ended June 30, 2026 and June 30, 2025, respectively.

Related Party Transactions. The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to advertising revenue and film exhibition costs for film rent. The below table summarizes the related party advertising revenues and film exhibition costs for the three and six months ended June 30, 2026 and June 30, 2025, respectively:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Related party advertising revenues	$10.2	$6.1	$15.6	$11.2
Related party film exhibition costs	8.2	5.8	14.5	9.3

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2025	$(38.3)	$(3.9)	$(42.2)
Other comprehensive income (loss)	(31.7)	0.2	(31.5)
Balance June 30, 2026	$(70.0)	$(3.7)	$(73.7)

Accumulated Depreciation. Accumulated depreciation related to property was $3,606.1 million and $3,532.6 million as of June 30, 2026, and December 31, 2025, respectively.

Other Expense (Income). The following table sets forth the components of other expense (income):

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency transaction losses (gains)	$(0.4)	$(23.9)	$8.6	$(36.9)
Governmental assistance - International markets	(0.5)	(10.3)	(0.5)	(10.5)
Net periodic pension cost	0.5	0.3	1.0	0.6
Loss on extinguishment - Senior Secured Exchangeable Notes due 2030	33.0	—	33.0	—
Loss on extinguishment - Odeon Senior Secured Notes due 2027	30.1	—	30.1	—
Debt modifications - third party fees	—	—	0.3	—
Increase (decrease) in fair value of bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	9.8	3.9	2.7	(41.2)
Increase (decrease) in fair value of bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	41.3	—	(11.1)	—
Equity in earnings of non-consolidated entities	(4.0)	(2.1)	(6.7)	(2.9)
Business interruption insurance recoveries	(0.2)	—	(0.2)	—
Total other expense (income)	$109.6	$(32.1)	$57.2	$(90.9)

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
(In millions)	Consolidated Statements of Operations	2026	2025	2026	2025
Operating lease cost
Theatre properties	Rent	$193.5	$193.4	$385.6	$383.6
Theatre properties	Operating expense	1.5	2.2	2.8	3.4
Equipment	Operating expense	12.8	10.4	25.4	20.1
Office and other	General and administrative: other	1.2	1.4	2.4	2.7
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.9	0.7	1.6	1.4
Interest expense on lease liabilities	Interest expense	0.9	0.8	1.7	1.6
Variable operating and finance lease cost
Theatre properties	Rent	30.3	29.2	62.3	57.1
Theatre properties	Interest expense	0.9	0.6	1.5	1.0
Equipment	Operating expense	24.6	22.6	39.2	32.0
Total lease cost		$266.6	$261.3	$522.5	$502.9

Cash flow and supplemental information are presented below:

	Six Months Ended
	June 30,	June 30,
(In millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(1.4)	$(1.4)
Operating cash flows used in operating leases	(479.4)	(461.8)
Financing cash flows used in finance leases	(3.0)	(1.9)

Lease incentives:
Operating cash flows provided by operating leases	24.6	8.9
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	69.6	192.4
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	5.4	—

(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2026:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.3	11.1%
Finance leases	11.8	6.2%

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of June 30, 2026, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Six months ending December 31, 2026	$470.7	$5.3
2027	901.5	10.4
2028	815.5	10.4
2029	711.0	8.8
2030	608.4	7.7
2031	503.5	6.5
Thereafter	1,505.1	26.7
Total lease payments	5,515.7	75.8
Less imputed interest	(1,704.7)	(23.2)
Total operating and finance lease liabilities, respectively	$3,811.0	$52.6

As of June 30, 2026, the Company had signed additional operating lease agreements for two theatres that have not yet commenced. The leases have terms ranging from 10 to 12 years and total lease payments of approximately $24.3 million. The timing of the lease commencements is dependent on the applicable landlord providing the Company with control and access to the applicable theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Major revenue types
Admissions	$863.1	$762.6	$1,441.5	$1,236.1
Food and beverage	576.1	499.6	923.4	783.0
Other theatre:
Ticket fees	72.7	56.0	113.1	86.5
Advertising	43.3	37.8	80.6	68.4
Other	41.5	41.9	83.5	86.4
Other theatre	157.5	135.7	277.2	241.3
Total revenues	$1,596.7	$1,397.9	$2,642.1	$2,260.4

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Timing of revenue recognition
Products and services transferred at a point in time	$1,459.1	$1,282.8	$2,378.5	$2,042.1
Products and services transferred over time (1)	137.6	115.1	263.6	218.3
Total revenues	$1,596.7	$1,397.9	$2,642.1	$2,260.4

(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income:

(In millions)	June 30, 2026	December 31, 2025
Current assets
Receivables related to contracts with customers	$49.1	$95.1
Miscellaneous receivables	76.5	60.9
Receivables, net	$125.6	$156.0

(In millions)	June 30, 2026	December 31, 2025
Current liabilities
Deferred revenues related to contracts with customers	$446.7	$462.4
Miscellaneous deferred income	5.9	3.1
Deferred revenues and income	$452.6	$465.5

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2025	$462.4
Cash received in advance (1)	214.1
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	9.6
Food and beverage revenues (2)	26.4
Other theatre revenues (2)	—
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(177.1)
Food and beverage revenues (3)	(48.3)
Other theatre revenues (4)	(40.7)
Foreign currency translation adjustment	0.3
Balance June 30, 2026	$446.7

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of revenue recognized from redemptions of gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2025	$459.1
Other theatre revenue recognized as performance obligations are satisfied	(3.2)
Balance June 30, 2026	$455.9

(1)	The exhibitor services agreement contract liability relates to National CineMedia, LLC (“NCM”) common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. The non-cash revenue resulting from the satisfaction of the performance obligations is adjusted for in the condensed consolidated statements of cash flows under the changes in accrued expenses and other liabilities caption.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of June 30, 2026 was $305.8 million. This will be recognized as revenues as (i) the gift cards and exchange tickets are redeemed, (ii) the estimated non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next one to 36 months, or (iii) the gift cards or exchange tickets expire.

Loyalty Programs. As of June 30, 2026, the amount of deferred revenues related to loyalty programs included in deferred revenues and income was $98.6 million. The earned points will be recognized as revenue as the points are redeemed, expire, or as changes in estimated non-redemption rates occur. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the six months ended June 30, 2026:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,705.2	$(1,085.6)	$619.6	$4,777.8	$(2,361.7)	$2,416.1
Currency translation adjustment	—	—	—	(57.2)	18.7	(38.5)	(57.2)	18.7	(38.5)
Balance June 30, 2026	$3,072.6	$(1,276.1)	$1,796.5	$1,648.0	$(1,066.9)	$581.1	$4,720.6	$(2,343.0)	$2,377.6

NOTE 5—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	June 30, 2026	December 31, 2025
Secured Debt:
Credit Agreement-Term Loans due 2029 (10.639% as of June 30, 2026 and 10.731% as of December 31, 2025)	$1,984.2	$1,994.2
Odeon Credit Agreement-10.5% Term Loans due 2031	425.0	—
Senior Secured Notes due 2029 (9.0% cash interest & 6.0% PIK interest as of June 30, 2026 and December 31, 2025)	903.4	877.1
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	116.1	111.6
7.5% First Lien Notes due 2029	360.0	360.0
Unsecured/Retired Debt:
6.125% Senior Subordinated Notes due 2027	125.5	125.5
12.75% Odeon Senior Secured Notes due 2027	—	400.0
Senior Secured Exchangeable Notes due 2030 (1.5% cash interest)	—	155.8
Total principal amount of corporate borrowings	$3,914.2	$4,024.2
Finance lease liabilities	52.6	52.5
Accrued paid-in-kind interest	2.8	2.7
Deferred financing costs	(75.8)	(64.4)
Net discount (1)	(4.9)	(68.5)
Bifurcated embedded derivative – Senior Secured Exchangeable Notes due 2030	—	131.9
Bifurcated embedded derivative – 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	15.3	12.6
Total carrying value of corporate borrowings and finance lease liabilities	$3,904.2	$4,091.0
Less:
Current maturities of corporate borrowings	(148.9)	(19.9)
Current maturities of finance lease liabilities	(7.4)	(5.8)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$3,747.9	$4,065.3

(1)	The following table provides details of the net discount of corporate borrowings:

	June 30,	December 31,
(In millions)	2026	2025
12.75% Odeon Senior Secured Notes due 2027	$—	$(14.6)
Odeon Credit Agreement-10.5% Term Loans due 2031	(8.2)	—
Senior Secured Notes due 2029	55.6	62.5
Senior Secured Exchangeable Notes due 2030	—	(57.4)
Credit Agreement-Term Loans due 2029	(27.2)	(32.6)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(25.1)	(26.4)
Net discount	$(4.9)	$(68.5)

The following table provides the principal payments required and maturities of corporate borrowing as of June 30, 2026:

Principal
Amount of
Corporate
(In millions)	Borrowings
Six months ended December 31, 2026 (1)	$137.5
2027	23.9
2028	23.7
2029	3,202.8
2030	120.4
2031	405.9
Total	$3,914.2

(1)	Includes $125.5 million for the 6.125% Senior Subordinated Notes due 2027 (the “Senior Subordinated Notes due 2027”) that will be redeemed pursuant to the Notice (as defined herein).

Debt Repurchases

The table below summarizes the various cash debt repurchase transactions during the six months ended June 30, 2025.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the six months ended June 30, 2025 was $1.3 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value		Carrying Value
	as of	(Increase) Decrease to	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	June 30, 2026
Principal balance	$111.6	$4.5	$116.1
Discount	(26.4)	1.3	(25.1)
Debt issuance costs	(5.2)	0.2	(5.0)
Accrued paid-in-kind interest	0.4	—	0.4
Bifurcated embedded derivative	12.6	2.7	15.3
Carrying value	$93.0	$8.7	$101.7

The 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Existing Exchangeable Notes”) have an effective interest rate of 15.12%.

Senior Secured Exchangeable Notes due 2030

	Carrying Value		Deferred	Consent Fee	Notes	Carrying Value
	as of	(Increase) Decrease to	Charges	Paid With	Exchanged For	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	Activity	Common Stock	Common Stock	June 30, 2026
Principal balance	$155.8	$—	$—	$—	$(155.8)	$—
Discount	(57.4)	3.4	—	—	54.0	—
Debt issuance costs	(14.8)	0.8	1.6	—	12.4	—
Bifurcated embedded derivative	131.9	(11.1)	(1.6)	(15.7)	(103.5)	—
Carrying value	$215.5	$(6.9)	$—	$(15.7)	$(192.9)	$—

The Senior Secured Exchangeable Notes due 2030 (the “New Exchangeable Notes”) had an effective interest rate of 16.54%. On March 23, 2026, the Company issued 15,378,194 shares of Common Stock for consent fees payable to the holders of the New Exchangeable Notes. The consent fees were paid as consideration for the 2025 Refinancing Transactions (as defined herein) and amendments made to the indenture governing the New Exchangeable Notes. The consent fees had previously been included as part of the bifurcated embedded derivative for the New Exchangeable Notes.

On May 4 and May 11, 2026, the holders of the New Exchangeable Notes (the “Exchanging Noteholders”) issued by Muvico, LLC, a wholly owned subsidiary of the Company (“Muvico”), delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the indenture governing the New Exchangeable Notes (the “Indenture”). The Company settled the exchange (the “Exchange”) by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the Indenture) and $0.9 million accrued and unpaid interest). The Company treated the Exchange as an extinguishment of the New Exchangeable Notes (including the bifurcated embedded derivative liability for the embedded conversion features) and recorded a loss on extinguishment of $33.0 million. The Company adjusted the bifurcated embedded derivative liability to fair value immediately prior to the Exchange and recorded $41.3 million of expense during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company recorded $(11.1) million of other income related to the decrease in the fair value of the bifurcated embedded derivative liability. As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the Indenture.

New 2029 Notes Amendments

On February 12, 2026, and February 24, 2026, Holdings, Muvico and certain holders of Muvico’s new Senior Secured Notes due 2029 (the “New 2029 Notes”) (such holders, the “New 2029 Noteholders”) agreed to amend the indenture governing the New 2029 Notes (the “2029 Notes Indenture”). The amendments (the “Indenture Amendments”) among other things, provide the Company with flexibility to:

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

Odeon Credit Agreement & Odeon Notes Redemption

On April 17, 2026, Odeon Finco, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, entered into a Credit Agreement (the “Odeon Credit Agreement”), by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425.0 million of new term loans maturing in 2031 (the “Odeon Term Loans due 2031”). The proceeds from the Odeon Term Loans due 2031 and approximately $38.2 million of cash from the balance sheet were used to fund the full redemption (the “Odeon Notes Redemption”) of Odeon Finco’s outstanding Odeon Notes due 2027 and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. In connection with the Odeon Notes Redemption, the Odeon Notes due 2027 have been delisted from the Official List of The International Stock Exchange. The Company treated the Odeon Notes Redemption as an extinguishment of debt and recorded a $30.1 million loss on extinguishment. The Odeon Term Loans due 2031 were issued with a 2.0% discount ($8.5 million) and the Company incurred $21.4 million of debt issuance costs. The discount and debt issuance costs will be amortized to interest expense over the term of the Odeon Term Loans due 2031 using the effective interest method.

Interest, Amortization, Guarantees and Security

The Odeon Credit Agreement provides for the Odeon Term Loans due 2031 in an initial aggregate principal amount of $425.0 million and which mature on April 17, 2031. The Odeon Term Loans due 2031 bear interest at a fixed 10.50% interest rate and are subject to amortization of principal, payable in quarterly installments on the fifteenth day of each April, July, October and January (commencing on July 15, 2026), equal to 1.00% of the principal balance on April 17, 2026 per annum. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) of the Odeon Term Loans due 2031 is payable at maturity.

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

The Odeon Term Loans due 2031 are secured by OCGL and the OCGL Subsidiaries on a first-priority basis by (i) a fixed charge or security interest, as applicable, over the shares of Odeon Finco, OCGL and certain of the OCGL Subsidiaries; (ii) an assignment of rights held by Odeon Finco under a proceeds loan agreement between Odeon Finco and OCGL with respect to the proceeds of the Odeon Term Loans due 2031; (iii) a fixed charge or security interest, as applicable, over certain bank accounts, intercompany receivables, intellectual property rights and other assets of Odeon Finco, OCGL and certain of the OCGL Subsidiaries; and (iv) a floating charge over substantially all other assets of Odeon Finco, OCGL and certain of the OCGL Subsidiaries that are incorporated in England and Wales. Holdings has not pledged any of its assets to secure the Odeon Term Loans due 2031 or the related guarantees and the AMC Guaranty does not benefit from any security interest over the collateral or any other asset.

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

2027 Notes Redemption Notice

Concurrently with the completion of the Offering (as defined herein), on June 24, 2026, the Company delivered a notice of full redemption (the “Notice”) to holders of its $125.5 million aggregate principal amount of Senior Subordinated Notes due 2027 to redeem the Senior Subordinated Notes due 2027 in full at a redemption price equal to 100.000% of the principal amount of the Senior Subordinated Notes due 2027, plus accrued and unpaid interest, if any, to July 24, 2026, the redemption date.

Covenant Compliance

As of June 30, 2026, the Company believes that it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

NOTE 6—STOCKHOLDERS’ DEFICIT

Share Issuances

In June 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale of 95,250,000 shares of Common Stock in a registered direct offering (the “Offering”), at a purchase price of $2.10 per share. The Offering closed on June 24, 2026.

In connection with the Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) on June 23, 2026 with Roth Capital Partners, LLC (the “Placement Agent”), as exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, the Company paid the Placement Agent a cash fee of 5.5% of the aggregate gross proceeds raised in the Offering and reimbursed certain expenses.

The below table summarizes the activity during the six months ended June 30, 2026 related to the Offering:

Six Months Ended
(In millions)	June 30, 2026
Shares issued direct offering	95.3
Direct offering gross proceeds	$200.0
Placement fees paid	$11.0
Other third-party issuance costs incurred	$0.2
Other third-party issuance costs paid	$0.2

In February 2026, the Company entered into a sales and registration agreement (the “2026 Sales and Registration Agreement”) with Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and Yorkville Securities, LLC, from time to time acting as sales agents (in such capacity, the “Sales Agents”) relating to shares of Common Stock of the Company having an aggregate offering price of up to $150.0 million.

In accordance with the terms of the 2026 Sales and Registration Agreement, the Company issued and sold shares of Common Stock covered by the prospectus supplement from time to time through the Sales Agents. The Sales Agents acted as agents on the Company’s behalf or purchase shares of Common Stock from the Company as principal for its own account.

The below table summarizes the activity of the various “at-the-market” offerings for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
(In millions)	June 30, 2026	June 30, 2025
Shares issued through at-the-market offering	105.3	17.1
At-the-market offering gross proceeds	$150.0	$63.0
Sales agent fees paid	$3.0	$0.6
Other third-party issuance costs incurred	$1.9	$0.3
Other third-party issuance costs paid	$1.2	$1.5

Additionally in May 2026, the Company issued 142,102,295 shares of Common Stock to settle the Exchange of its New Exchangeable Notes. See Note 5—Corporate Borrowings and Finance Lease Liabilities for further information.

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

The awards granted under the Company’s equity incentive plan generally have the following features:

●	Board of Directors Stock Awards: On February 19, 2026, the Company granted 869,571 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.1 million.
●	Restricted Stock Unit Awards: Each vested RSU will be settled by delivery of a single share of the Company’s Common Stock and therefore accounted for as equity instruments. Awards are generally

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

Special Awards

On February 19, 2026, the Compensation Committee approved modification of the performance goals applicable to the 2025 Tranche Year Adjusted EBITDA and free cash flow PSU awards. This was accounted for as a modification to the 2025 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved. This modification resulted in the immediate vesting of an additional 3,778,642 2025 Tranche Year PSUs. This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the six months ended June 30, 2026, the Company recognized $4.6 million of stock compensation expense related to these awards.

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

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2026	2025	2026	2025
Special awards expense	$—	$—	$4.6	$1.0
Board of director stock award expense	—	—	1.1	1.3
Restricted stock unit expense	1.5	3.6	2.9	6.2
Performance stock unit expense	1.8	2.4	2.0	3.2
Total stock-based compensation expense	$3.3	$6.0	$10.6	$11.7

As of June 30, 2026, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $7.5 million, which reflects assumptions related to attainment of performance targets based on the scales as described below. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately ten months. The Company accounts for forfeitures when they occur.

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the six months ended June 30, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	PSUs	Fair Value
Nonvested at December 31, 2025	4,573,078	$4.73	324,969	$3.57
Granted (1)	—	—	3,448,938	1.24
Granted - Special Award	—	—	3,778,642	1.22
Vested	(942,900)	5.82	(119,307)	3.57
Vested - Special Award	—	—	(2,005,981)	1.22
Cancelled (2)	(882,087)	5.95	(97,339)	3.57
Cancelled - Special Award (2)	—	—	(1,772,661)	1.22
Nonvested at June 30, 2026	2,748,091	3.96	3,557,261	1.35
Tranche Year 2027 awarded under the 2025 PSU award with grant date fair values to be determined in year 2027 (3)	—		1,213,279
Total nonvested at June 30, 2026	2,748,091		4,770,540

(1)	The number of PSUs granted under the 2026 Tranche Year assumes the Company will vest at 185% for the Adjusted EBITDA performance target, 200% for the free cash flow performance target, and 133% for the strategic initiatives performance target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $3.7 million during the six months ended June 30, 2026.
(3)	Assumes PSUs will vest at 100% of targets.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2026

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2025	512,943,561	$5.1	$7,121.5	$(42.2)	$(8,979.2)	$(1,894.8)
Net loss	—	—	—	—	(117.1)	(117.1)
Other comprehensive loss	—	—	—	(15.5)	—	(15.5)
Taxes paid for restricted unit withholdings	—	—	(3.7)	—	—	(3.7)
Consent fees paid in shares	33,117,743	0.3	34.2	—	—	34.5
Shares issued through at-the-market offerings	55,224,032	0.6	62.2	—	—	62.8
Stock-based compensation (1)	3,937,759	0.1	7.2	—	—	7.3
Balances March 31, 2026	605,223,095	$6.1	$7,221.4	$(57.7)	$(9,096.3)	$(1,926.5)
Net loss	—	—	—	—	(11.4)	(11.4)
Other comprehensive loss	—	—	—	(16.0)	—	(16.0)
Shares issued through at-the-market offerings	50,029,248	0.5	81.8	—	—	82.3
Shares issued through registered direct offering	95,250,000	0.9	187.9	—	—	188.8
Shares issued upon exchange of New Exchangeable Notes	142,102,295	1.4	225.4	—	—	226.8
Stock-based compensation	—	—	3.3	—	—	3.3
Balances June 30, 2026	892,604,638	$8.9	$7,719.8	$(73.7)	$(9,107.7)	$(1,452.7)

(1)	Includes 869,571 Common Stock shares awarded to the board of directors, and 3,068,188 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2025

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Shares issued and proceeds received through at-the-market offerings and forward agreements	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	11.1	—	11.1
Stock-based compensation	—	—	6.0	—	—	6.0
Balances June 30, 2025	433,143,561	$4.3	$6,892.1	$(68.2)	$(8,553.6)	$(1,725.4)

(1)	Includes 370,586 Common Stock shares awarded to the board of directors and 1,302,422 vested Common Stock RSUs and PSUs.

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

The effective tax rate for the six months ended June 30, 2026, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the six months ended June 30, 2026, was (4.6)%. The Company’s consolidated tax rate for the six months ended June 30, 2026, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

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

Recurring Fair Value Measurements. The following table summarizes the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2026:

Fair Value Measurements at June 30, 2026 Using
Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$15.3	$—	$—	$15.3

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 embedded derivative. The Existing Exchangeable Notes have conversion features that required bifurcation from their respective host instruments pursuant to ASC 815—Derivatives and Hedging. The conversion features embedded within the notes were combined into a derivative that comprises all features requiring bifurcation. The embedded derivative has been valued using binomial lattice models. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivative include the share price of the Common

Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense (income) in the condensed consolidated statements of operations.

Non-recurring Fair Value Measurements. The following table summarizes the fair value hierarchy of the bifurcated embedded derivative of the Senior Secured Exchangeable Notes due 2030 as of May 4, 2026:

Fair Value Measurements at May 4, 2026 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	May 4, 2026	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	$103.5	$—	$103.5	$—

Senior Secured Notes due 2030 embedded derivative valuation technique. The embedded derivative was valued by determining the as-converted value of the New Exchangeable Notes and then subtracting the estimated fair value of the New Exchangeable Notes without the conversion feature. The as-converted value of the New Exchangeable Notes was calculated from the number of shares expected to be exchanged multiplied by the closing price of the Common Stock as of May 4, 2026. The estimated fair value of the New Exchangeable Notes without the conversion feature was determined using a discounted cash flow method using a discount yield derived from the risk-free rate and an interpolated credit spread.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at June 30, 2026 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$148.9	$—	$149.1	$—
Corporate borrowings (excluding derivatives)	3,687.4	—	3,784.7	—

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

During the first quarter of 2026, the Company changed its definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, the Company also includes infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. The Company no longer believes that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns the Company’s definition of Adjusted EBITDA with the definition used in the Company’s debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other expense (income)” in the condensed consolidated statement of operations and in the reconciliation of net loss to Adjusted EBITDA further below. See the components of other expense (income) table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported Adjusted EBITDA for the three and six months ended June 30, 2025 was an improvement of $0.3 million and $0.6 million, respectively.

The following tables below provide reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	June 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,258.6	$338.1	$1,596.7
Less:
Film exhibition costs	362.0	78.3	440.3
Food and beverage costs	79.7	28.0	107.7
Operating expense, excluding depreciation and amortization (2)	343.7	112.4	456.1
Rent	161.6	62.2	223.8
General and administrative expense - other, excluding depreciation and amortization (3)	26.0	22.7	48.7
Other segment items (4)	—	(1.3)	(1.3)
Adjusted EBITDA	$285.6	$35.8	$321.4

	Three Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,114.2	$283.7	$1,397.9
Less:
Film exhibition costs	325.6	66.5	392.1
Food and beverage costs	72.8	23.3	96.1
Operating expense, excluding depreciation and amortization (2)	342.3	113.5	455.8
Rent	162.7	59.9	222.6
General and administrative expense - other, excluding depreciation and amortization (3)	29.5	22.7	52.2
Other segment items (4)	—	(10.4)	(10.4)
Adjusted EBITDA	$181.3	$8.2	$189.5

	Six Months Ended
	June 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,999.4	$642.7	$2,642.1
Less:
Film exhibition costs	548.6	147.3	695.9
Food and beverage costs	124.0	50.1	174.1
Operating expense, excluding depreciation and amortization (2)	637.0	226.7	863.7
Rent	324.0	123.9	447.9
General and administrative expense - other, excluding depreciation and amortization (3)	58.3	44.0	102.3
Other segment items (4)	—	(1.5)	(1.5)
Adjusted EBITDA	$307.5	$52.2	$359.7

	Six Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,731.2	$529.2	$2,260.4
Less:
Film exhibition costs	476.8	120.1	596.9
Food and beverage costs	113.8	39.5	153.3
Operating expense, excluding depreciation and amortization (2)	629.4	216.8	846.2
Rent	325.3	115.4	440.7
General and administrative expense - other, excluding depreciation and amortization (3)	61.7	40.8	102.5
Other segment items (4)	—	(11.0)	(11.0)
Adjusted EBITDA	$124.2	$7.6	$131.8

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses as further defined in the reconciliation of net loss to Adjusted EBITDA below.
(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, and attributable EBITDA from International theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	June 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$57.3	$18.8	$76.1
Income tax provision	1.7	1.7	3.4
Other expense	84.7	28.9	113.6
Other significant noncash items:
Stock-based compensation expense	2.9	0.4	3.3
Equity in earnings of non-consolidated entities	(3.4)	(0.6)	(4.0)
Capital expenditures	39.8	5.5	45.3

	Three Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$59.1	$18.7	$77.8
Income tax provision	0.5	0.7	1.2
Other expense (income)	4.3	(34.3)	(30.0)
Other significant noncash items:
Stock-based compensation expense	5.4	0.6	6.0
Equity in earnings of non-consolidated entities	(2.0)	(0.1)	(2.1)
Capital expenditures	34.0	15.5	49.5

	Six Months Ended
	June 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$114.4	$37.4	$151.8
Income tax provision	2.2	3.4	5.6
Other expense	25.8	38.1	63.9
Other significant noncash items:
Stock-based compensation expense	9.5	1.1	10.6
Equity in earnings of non-consolidated entities	(6.0)	(0.7)	(6.7)
Capital expenditures	74.5	17.0	91.5

	Six Months Ended
	June 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$117.9	$36.0	$153.9
Income tax provision	1.4	1.4	2.8
Other income	(40.4)	(47.6)	(88.0)
Other significant noncash items:
Stock-based compensation expense	10.9	0.8	11.7
Equity in earnings of non-consolidated entities	(2.7)	(0.2)	(2.9)
Capital expenditures	65.8	30.7	96.5

The following table sets forth a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(11.4)	$(4.7)	$(128.5)	$(206.8)
Plus:
Income tax provision (1)	3.4	1.2	5.6	2.8
Interest expense	136.0	129.6	275.9	248.7
Depreciation and amortization	76.1	77.8	151.8	153.9
Certain operating expense (2)	2.3	2.6	2.0	5.4
Equity in earnings of non-consolidated entities (3)	(4.0)	(2.1)	(6.7)	(2.9)
Attributable EBITDA (4)	0.6	0.1	0.8	0.5
Investment expense (income) (5)	0.5	(1.4)	(17.8)	(7.1)
Other expense (income) (6)	114.3	(19.7)	64.6	(77.5)
Merger, acquisition and other costs (7)	0.3	0.1	1.4	3.1
Stock-based compensation expense (8)	3.3	6.0	10.6	11.7
Adjusted EBITDA	$321.4	$189.5	$359.7	$131.8

(1)	For information regarding the income tax provision, see Note 7—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets, and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended June 30, 2026 primarily consisted of equity in earnings from AC JV, LLC (“AC JV”) of $(3.3) million. Equity in earnings of non-consolidated entities during the three months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(1.8) million.

Equity in earnings of non-consolidated entities during the six months ended June 30, 2026 primarily consisted of equity in earnings from AC JV of $(5.7) million. Equity in earnings of non-consolidated entities during the six months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(2.6) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Equity in (earnings) of non-consolidated entities	$(4.0)	$(2.1)	$(6.7)	$(2.9)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(2.2)	(6.2)	(3.0)
Equity in earnings (loss) of International theatre joint ventures	0.5	(0.1)	0.5	(0.1)
Income tax benefit	—	(0.1)	—	(0.1)
Investment income	(0.1)	—	(0.1)	—
Interest expense	—	0.1	—	0.1
Depreciation and amortization	0.2	0.2	0.4	0.6
Attributable EBITDA	$0.6	$0.1	$0.8	$0.5

(5)	Investment expense during the three months ended June 30, 2026 includes unrealized losses on the

Company’s investment in Hycroft of $1.5 million, partially offset by interest income of $(1.0) million. Investment income during the three months ended June 30, 2025 included interest income of $(1.7) million, partially offset by unrealized losses on the Company’s investments in Hycroft of $0.3 million.

Investment income during the six months ended June 30, 2026 includes realized and unrealized gains on the Company’s investments in Hycroft of $(16.5) million and interest income of $(1.3) million. Investment income during the six months ended June 30, 2025 included interest income of $(4.6) million and unrealized gains on the Company’s investments in Hycroft of $(2.5) million.

(6)	Other expense during the three months ended June 30, 2026 includes the increase in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $41.3 million, the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $9.8 million, and net periodic pension cost of $0.5 million, partially offset by foreign currency transaction gains of $(0.4) million. Other income during the three months ended June 30, 2025 included foreign currency transaction gains of $(23.9) million, partially offset by an increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $3.9 million and $0.3 million of net periodic pension cost.

Other expense during the six months ended June 30, 2026 includes the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, foreign currency transaction losses of $8.6 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $2.7 million, net periodic pension cost of $1.0 million and debt modification third party fees of $0.3 million, partially offset by the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(11.1) million. Other income during the six months ended June 30, 2025 included a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(41.2) million and foreign currency transaction gains of $(36.9) million, partially offset by $0.6 million of net periodic pension cost.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash expense included in general and administrative: other.

NOTE 10—LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon exchange of the Existing Exchangeable Notes, if dilutive. Diluted loss per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Existing Exchangeable Notes.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss for basic and diluted loss per share	$(11.4)	$(4.7)	$(128.5)	$(206.8)

Denominator (shares in thousands):
Weighted average shares for basic and diluted loss per common share	722,015	433,144	631,343	432,064
Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.20)	$(0.48)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted loss per share.

Included in the computation of basic loss per share are 766,346 contingently issuable RSUs whose issuance conditions were satisfied when the grantee attained retirement eligibility. These contingently issuable RSUs will not be issued until their vesting dates. For both the three and six months ended June 30, 2026, 1,981,745 unvested RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For both the three and six months ended June 30, 2025, 4,560,303 unvested RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted loss per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. For both the three and six months ended June 30, 2026, 3,557,261 unvested PSUs at certain performance targets were excluded from the computation of diluted loss per share as they would not be issuable if the end of the reporting period were the end of the contingency period or as their effect would have been anti-dilutive. For both the three and six months ended June 30, 2025, 2,201,477 unvested PSUs at certain performance targets were excluded from the computation of diluted loss per share as they would not be issuable if the end of the reporting period were the end of the contingency period or as their effect would have been anti-dilutive.

The Company excluded approximately 23.1 million shares issuable upon exchange of the Existing Exchangeable Notes from the computation of diluted loss per share for both the three and six months ended June 30, 2026 as their effect would have been anti-dilutive. The Company excluded approximately 88.7 million shares issuable upon exchange of the Existing Exchangeable Notes from the computation of diluted loss per share for both the three and six months ended June 30, 2025 as their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. Based on our current cost structure, in order to achieve annual net positive cash flows from operating activities, revenues will need to be at least in line with pre-COVID-19 revenues. However, there remain significant risks that may negatively impact revenues, costs, and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve increased levels of attendance and revenues, we will be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to the 2025 Refinancing Transactions and 2024 Refinancing Transactions (each defined herein), including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying our Existing Exchangeable Notes, (ii) the possibility that the extension of certain debt maturities will not provide enough time for attendance and revenues to increase to sufficient levels and generate net positive cash flows to overcome liquidity concerns, and (iii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with the 2025 Refinancing Transactions or 2024 Refinancing Transactions;
●	changing practices of distributors, which accelerated during the COVID-19 pandemic, including increased use of alternative film delivery methods including premium video on demand, streaming platforms, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies due to industry consolidation or other reasons, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office in the near term will not recover sufficiently, resulting in continued cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and choice of distributors to release fewer feature-length films as a result of the additional financial burden imposed by tariffs on motion picture production;
●	the potential impact on our business resulting from consolidation among, or structural changes to, movie studios, distribution companies, or producers of other third-party media, including the uncertainty created when any such transaction is the subject of pending regulatory review, judicial proceedings, or injunctive relief, the outcome of which may materially affect the structure and dynamics of the markets in which we operate and the production and release of theatrical motion pictures;
●	the use of artificial intelligence (“AI”) technology in the filmmaking process and audience acceptance of movies made utilizing AI technology;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;

●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through sales of Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended, as amended by the One Big Beautiful Bill Act of 2025;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine, military actions in and around Iran, and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our Fourth Amended and Restated Certificate of Incorporation and our Fourth Amended and Restated Bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the Securities and Exchange Commission (“SEC”).

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of June 30, 2026, we operated theatres in 11 countries, including the United States, and various countries throughout Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including online ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of June 30, 2026, we owned, operated or had interests in 845 theatres and 9,530 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, SCREENX, 4DX, in-house), XL screens, 3D enabled screens, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of June 30, 2026 and June 30, 2025:

	U.S. Markets		International Markets		Consolidated
	As of June 30,		As of June 30,		As of June 30,
Format	2026	2025	2026	2025	2026	2025
Number of theatres:
IMAX®	186	182	39	35	225	217
Dolby Cinema™ theatres	175	167	7	7	182	174
In-house PLF	74	63	80	79	154	142
Dine-in	22	48	3	3	25	51
Premium seating	368	366	90	88	458	454
XL screens	58	10	74	72	132	82
SCREENX	5	—	6	6	11	6
4DX	3	—	—	—	3	—
3D enabled	514	528	247	262	761	790
Number of screens:
IMAX®	187	183	39	35	226	218
Dolby Cinema™ theatres	175	167	7	7	182	174
In-house PLF	78	67	83	82	161	149
Dine-in	226	666	13	13	239	679
Premium seating	3,648	3,641	651	618	4,299	4,259
XL screens	102	19	91	85	193	104
SCREENX	5	—	6	6	11	6
4DX	3	—	—	—	3	—
3D enabled	2,756	2,827	913	1,042	3,669	3,869

Loyalty Programs and Other Marketing

As of June 30, 2026, we had a combined total of approximately 40.7 million member households enrolled in our AMC Stubs® A-List, AMC Stubs Premiere™, AMC Stubs Premiere GO!, and AMC Stubs Insider™ programs (collectively, “AMC Stubs”). During the six months ended June 30, 2026, our AMC Stubs members represented approximately 51.6% of AMC U.S. markets attendance.

We currently have approximately 20.8 million total members in our various International loyalty & subscription programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion and information of our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of June 30, 2026, there were 892,604,638 shares of our Common Stock outstanding. Of those outstanding shares, approximately 2.2 million shares (or 0.25%) were held by 13,720 registered holders with our transfer agent and approximately 890.4 million (or 99.75%) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation, commonly referred to as held in “street name” for beneficial holders owning shares through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Events—For the Six Months Ended June 30, 2026

Odeon Credit Agreement. On April 17, 2026, Odeon Finco, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, entered into the Odeon Credit Agreement, by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425.0 million of Odeon Term Loans due 2031. The Odeon Term Loans due 2031 bear interest at a fixed 10.50% interest rate and are subject to amortization of principal, payable in quarterly installments on the fifteenth day of each April, July, October, and January (commencing July 15, 2026), equal to 1.00% per annum.

The proceeds from the Odeon Term Loans due 2031 and approximately $38.2 million of cash from the balance sheet were used to fund the Odeon Notes Redemption of Odeon Finco’s outstanding Odeon Notes due 2027 and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. In connection with the Odeon Notes Redemption, the Odeon Notes due 2027 have been delisted from the Official List of The International Stock Exchange. We treated the Odeon Notes Redemption as an extinguishment of debt and recorded a $30.1 million loss on extinguishment. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

New Exchangeable Notes Voluntary Exchange. On May 4 and May 11, 2026, the Exchanging Noteholders delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the Indenture. The Company settled the Exchange by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the Indenture) and accrued and unpaid interest). We treated the Exchange as an extinguishment of the New Exchangeable Notes (including the bifurcated embedded derivative liability for the embedded conversion features) and recorded a loss on extinguishment of $33.0 million. We adjusted the bifurcated embedded derivative liability to fair value immediately prior to the Exchange and recorded $41.3 million of expense during the three months ended June 30, 2026. During the six months ended June 30, 2026, we recorded $(11.1) million of other income related to the decrease in the fair value of the bifurcated embedded derivative liability. As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the Indenture.

Share Issuances. In June 2026, we entered into the Purchase Agreement with the Investors for the sale of 95,250,000 shares of Common Stock in the Offering, at a purchase price of $2.10 per share. The Offering closed on June 24, 2026.

In connection with the Offering, we entered into the Placement Agency Agreement with the Placement Agent, as exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, the Company will pay the Placement Agent a cash fee of 5.5% of the aggregate gross proceeds raised in the Offering and will reimburse certain expenses. We will use the proceeds from the Offering to redeem the Senior Subordinated Notes due 2027, pay related fees, costs, premiums and expenses associated therewith and for general corporate purposes, which may include the repayment of other debt, the strengthening of our cash reserves and investments to enhance the moviegoing experience at our theatres.

The below table summarizes activity during the six months ended June 30, 2026 related to the Offering:

Six Months Ended
(In millions)	June 30, 2026
Shares issued direct offering	95.3
Direct offering gross proceeds	$200.0
Placement fees paid	$11.0
Other third-party issuance costs incurred	$0.2
Other third-party issuance costs paid	$0.2

During the six months ended June 30, 2026, we issued shares through an “at-the-market offering”. The below table summarizes the activity of the “at-the-market” offering.

Six Months Ended
(In millions)	June 30, 2026
Shares issued through at-the-market offering	105.3
At-the-market offering gross proceeds	$150.0
Sales agent fees paid	$3.0
Other third-party issuance costs incurred	$1.9
Other third-party issuance costs paid	$1.2

See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the share issuances.

Hycroft. On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft on a cashless basis and received 765,440 common shares of Hycroft. During the six months ended June 30, 2026, we sold 700,000 common shares of Hycroft for $29.7 million. As of June 30, 2026, we held 129,478 remaining common shares of Hycroft. We recorded realized and unrealized gains related to our investments in Hycroft in investment income of $(16.5) million during the six months ended June 30, 2026.

Significant Events—For the Six Months Ended June 30, 2025

NCM ESA Amendment. On April 17, 2025, NCM entered into the Amended ESA with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Amended ESA was treated as a contract modification pursuant to ASC 606 – Revenue from Contracts with Customers. Accordingly, we have allocated the additional consideration from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. Concurrently with entering into the Amended ESA, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Share Issuances. During the six months ended June 30, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock.

Additionally, during the six months ended June 30, 2025, we issued shares through an “at-the-market offering.” The below table summarizes the activity of the “at-the-market” offering during the six months ended June 30, 2025:

(In millions)	June 30, 2025
Shares issued through at-the-market offering	17.1
At-the-market offering gross proceeds	$63.0
Sales agent fees paid	$0.6
Other third-party issuance costs incurred	$0.3
Other third-party issuance costs paid	$1.5

See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I,

Item 1 of this Form 10-Q for further information on the share issuances.

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
Revenues
Admissions	$863.1	$762.6	13.2%	$1,441.5	$1,236.1	16.6%
Food and beverage	576.1	499.6	15.3%	923.4	783.0	17.9%
Other theatre	157.5	135.7	16.1%	277.2	241.3	14.9%
Total revenues	1,596.7	1,397.9	14.2%	2,642.1	2,260.4	16.9%
Operating Costs and Expenses
Film exhibition costs	440.3	392.1	12.3%	695.9	596.9	16.6%
Food and beverage costs	107.7	96.1	12.1%	174.1	153.3	13.6%
Operating expense, excluding depreciation and amortization below	458.4	458.4	0.0%	865.7	851.6	1.7%
Rent	223.8	222.6	0.5%	447.9	440.7	1.6%
General and administrative:
Merger, acquisition and other costs	0.3	0.1	* %	1.4	3.1	(54.8)%
Other, excluding depreciation and amortization below	52.0	58.2	(10.7)%	112.9	114.2	(1.1)%
Depreciation and amortization	76.1	77.8	(2.2)%	151.8	153.9	(1.4)%
Operating costs and expenses	1,358.6	1,305.3	4.1%	2,449.7	2,313.7	5.9%
Operating income (loss)	238.1	92.6	* %	192.4	(53.3)	* %
Other expense, net:
Other expense (income)	109.6	(32.1)	* %	57.2	(90.9)	* %
Interest expense:
Corporate borrowings	115.9	109.6	5.7%	235.8	218.6	7.9%
Finance lease obligations	1.7	1.4	21.4%	3.2	2.6	23.1%
Non-cash NCM exhibitor service agreement	18.4	18.6	(1.1)%	36.9	27.5	34.2%
Investment expense (income)	0.5	(1.4)	* %	(17.8)	(7.1)	* %
Total other expense, net	246.1	96.1	* %	315.3	150.7	* %
Loss before income taxes	(8.0)	(3.5)	* %	(122.9)	(204.0)	(39.8)%
Income tax provision	3.4	1.2	* %	5.6	2.8	100.0%
Net loss	$(11.4)	$(4.7)	* %	$(128.5)	$(206.8)	(37.9)%

*     Percentage change in excess of 100%

	Three Months Ended		Six Months Ended
Operating Data:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Screen acquisitions	—	25	8	25
Screen dispositions	66	21	100	101
Screen construction (closures), net	(11)	(12)	(18)	(5)
Average screens (1)	9,249	9,402	9,280	9,416
Number of screens operated	9,530	9,717	9,530	9,717
Number of theatres operated	845	864	845	864
Screens per theatre	11.3	11.2	11.3	11.2
Attendance (in thousands) (1)	71,290	62,807	118,912	104,710

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Revenues
Admissions	$667.1	$598.7	$196.0	$163.9	$863.1	$762.6
Food and beverage	470.0	411.4	106.1	88.2	576.1	499.6
Other theatre	121.5	104.1	36.0	31.6	157.5	135.7
Total revenues	1,258.6	1,114.2	338.1	283.7	1,596.7	1,397.9
Operating Costs and Expenses
Film exhibition costs	362.0	325.6	78.3	66.5	440.3	392.1
Food and beverage costs	79.7	72.8	28.0	23.3	107.7	96.1
Operating expense, excluding depreciation and amortization below	345.2	343.1	113.2	115.3	458.4	458.4
Rent	161.6	162.7	62.2	59.9	223.8	222.6
General and administrative expense:
Merger, acquisition and other costs	0.3	0.1	—	—	0.3	0.1
Other, excluding depreciation and amortization below	28.9	34.9	23.1	23.3	52.0	58.2
Depreciation and amortization	57.3	59.1	18.8	18.7	76.1	77.8
Operating costs and expenses	1,035.0	998.3	323.6	307.0	1,358.6	1,305.3
Operating income (loss)	223.6	115.9	14.5	(23.3)	238.1	92.6
Other expense (income), net:
Other expense (income)	81.3	2.3	28.3	(34.4)	109.6	(32.1)
Interest expense:
Corporate borrowings	102.9	94.4	13.0	15.2	115.9	109.6
Finance lease obligations	—	—	1.7	1.4	1.7	1.4
Non-cash NCM exhibitor service agreement	18.4	18.6	—	—	18.4	18.6
Investment expense (income)	0.8	(1.4)	(0.3)	—	0.5	(1.4)
Total other expense (income), net	203.4	113.9	42.7	(17.8)	246.1	96.1
Earnings (loss) before income taxes	20.2	2.0	(28.2)	(5.5)	(8.0)	(3.5)
Income tax provision	1.7	0.5	1.7	0.7	3.4	1.2
Net earnings (loss)	$18.5	$1.5	$(29.9)	$(6.2)	$(11.4)	$(4.7)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
Segment Operating Data:	2026	2025	2026	2025	2026	2025
Screen acquisitions	—	16	—	9	—	25
Screen dispositions	57	8	9	13	66	21
Screen construction (closures), net	(11)	(12)	—	—	(11)	(12)
Average screens (1)	6,933	7,077	2,316	2,325	9,249	9,402
Number of screens operated	6,958	7,131	2,572	2,586	9,530	9,717
Number of theatres operated	524	540	321	324	845	864
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	52,529	46,889	18,761	15,918	71,290	62,807

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2026	2025	2026	2025	2026	2025
Revenues
Admissions	$1,063.7	$929.8	$377.8	$306.3	$1,441.5	$1,236.1
Food and beverage	729.0	628.6	194.4	154.4	923.4	783.0
Other theatre	206.7	172.8	70.5	68.5	277.2	241.3
Total revenues	1,999.4	1,731.2	642.7	529.2	2,642.1	2,260.4
Operating Costs and Expenses
Film exhibition costs	548.6	476.8	147.3	120.1	695.9	596.9
Food and beverage costs	124.0	113.8	50.1	39.5	174.1	153.3
Operating expense, excluding depreciation and amortization below	637.3	631.5	228.4	220.1	865.7	851.6
Rent	324.0	325.3	123.9	115.4	447.9	440.7
General and administrative expense:
Merger, acquisition and other costs	1.2	3.1	0.2	—	1.4	3.1
Other, excluding depreciation and amortization below	67.8	72.6	45.1	41.6	112.9	114.2
Depreciation and amortization	114.4	117.9	37.4	36.0	151.8	153.9
Operating costs and expenses	1,817.3	1,741.0	632.4	572.7	2,449.7	2,313.7
Operating income (loss)	182.1	(9.8)	10.3	(43.5)	192.4	(53.3)
Other expense (income), net:
Other expense (income)	19.8	(43.1)	37.4	(47.8)	57.2	(90.9)
Interest expense:
Corporate borrowings	207.3	188.2	28.5	30.4	235.8	218.6
Finance lease obligations	—	—	3.2	2.6	3.2	2.6
Non-cash NCM exhibitor service agreement	36.9	27.5	—	—	36.9	27.5
Investment income	(17.4)	(6.9)	(0.4)	(0.2)	(17.8)	(7.1)
Total other expense (income), net	246.6	165.7	68.7	(15.0)	315.3	150.7
Loss before income taxes	(64.5)	(175.5)	(58.4)	(28.5)	(122.9)	(204.0)
Income tax provision	2.2	1.4	3.4	1.4	5.6	2.8
Net loss	$(66.7)	$(176.9)	$(61.8)	$(29.9)	$(128.5)	$(206.8)

	U.S. Markets		International Markets		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
Segment Operating Data:	2026	2025	2026	2025	2026	2025
Screen acquisitions	—	16	8	9	8	25
Screen dispositions	83	53	17	48	100	101
Screen construction openings (closures), net	(31)	(17)	13	12	(18)	(5)
Average screens (1)	6,963	7,090	2,317	2,326	9,280	9,416
Number of screens operated	6,958	7,131	2,572	2,586	9,530	9,717
Number of theatres operated	524	540	321	324	845	864
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.2
Attendance (in thousands) (1)	83,262	73,796	35,650	30,914	118,912	104,710

Segment Information

Our historical results of operations for the three and six months ended June 30, 2026 and June 30, 2025, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended June 30, 2026, Compared to the Three Months ended June 30, 2025

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $198.8 million, or 14.2%, during the three months ended June 30, 2026,

compared to the three months ended June 30, 2025. Admissions revenues increased $100.5 million, or 13.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in attendance of 13.5% from 62.8 million patrons to 71.3 million patrons, partially offset by a 0.2% decrease in average ticket price. The decrease in average ticket price was primarily due to decreases in attendance for 3D and IMAX screens and increased frequency for our A-list subscription members, partially offset by increases in attendance for PLF and XL screens, increased ticket prices and increases in foreign currency translation rates. Attendance increased in U.S. and International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $76.5 million, or 15.3%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 1.6% from $7.95 to $8.08 primarily due to an increase in average prices and the percentage of guests making transactions and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $21.8 million, or 16.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in income from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising income and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $53.3 million, or 4.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Film exhibition costs increased $48.2 million, or 12.3%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above, partially offset by the decrease in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 51.0% for the three months ended June 30, 2026, compared to 51.4% for the three months ended June 30, 2025.

Food and beverage costs increased $11.6 million, or 12.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 18.7% for the three months ended June 30, 2026, compared to 19.2% for the three months ended June 30, 2025.

Operating expense was unchanged during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. As a percentage of revenues, operating expense was 28.7% for the three months ended June 30, 2026, compared to 32.8% for the three months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $1.2 million, or 0.5%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 1.6%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended June 30, 2026, compared to $0.1 million during the three months ended June 30, 2025.

Other. Other general and administrative expense decreased $6.2 million, or 10.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to decreases in legal expenses due to insurance recoveries and decreases in stock-based compensation expense, partially offset by the increase in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $1.7 million, or 2.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025, partially offset by increases in foreign currency translation rates.

Other expense (income). Other expense of $109.6 million during the three months ended June 30, 2026 was primarily due to $41.3 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $33.0 million loss on extinguishment of the New Exchangeable Notes, $30.1 million loss on extinguishment of the Odeon Notes due 2027 and $9.8 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes, partially offset by $(0.5) million in governmental assistance, $(4.0) million in equity in earnings related to non-

consolidated entities and $(0.4) million in foreign currency transaction gains. Other income of $(32.1) million during the three months ended June 30, 2025 was primarily due to $(23.9) million in foreign currency transaction gains, $(10.3) million of governmental assistance, and $(2.1) million of equity in earnings of non-consolidated entities, partially offset by $3.9 million of expense related to the increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $6.4 million to $136.0 million for the three months ended June 30, 2026 compared to $129.6 million during the three months ended June 30, 2025 primarily due to increased interest expense of $31.3 million on the New 2029 Notes issued on July 24, 2025 and $1.4 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $11.4 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $7.8 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $2.4 million on the Muvico Term Loans due to lower interest rates, $2.2 million related to the refinancing of the Odeon Notes due 2027, $1.4 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.7 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $0.5 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment expense was $0.5 million for the three months ended June 30, 2026, compared to investment income of $(1.4) million for the three months ended June 30, 2025. Investment income in the current year includes $1.5 million of unrealized losses on our investments in common shares in Hycroft, partially offset by interest income of $(1.0) million. Investment income in the prior year includes interest income of $(1.7) million, partially offset by $0.3 million of unrealized losses on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $3.4 million and $1.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $11.4 million and $4.7 million during the three months ended June 30, 2026, and June 30, 2025, respectively. Net loss during the three months ended June 30, 2026 compared to net loss for the three months ended June 30, 2025 was negatively impacted by the decrease in other income, the increase in interest expense, the decrease in investment income, the increase in rent expense, the increase in income tax provision and the increase in foreign currency translation rates, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization and decreases in general and administrative expenses.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $144.4 million, or 13.0%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Admissions revenues increased $68.4 million, or 11.4%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in attendance of 12.0% from 46.9 million patrons to 52.5 million patrons, partially offset by a 0.5% decrease in average ticket price. The decrease in average ticket price was primarily due to decreases in attendance for 3D and IMAX screens and increased frequency for our A-list subscription members, partially offset by increases in attendance for PLF and XL screens and increased ticket prices. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $58.6 million, or 14.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 2.1% from $8.77 to $8.95 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $17.4 million, or 16.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in income from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, and increases in advertising income.

Operating costs and expenses. Operating costs and expenses increased $36.7 million, or 3.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Film exhibition costs increased $36.4 million, or 11.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above, partially offset by the decrease in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 54.3% for the three months ended June 30, 2026, compared to 54.4% for the three months ended June 30, 2025.

Food and beverage costs increased $6.9 million, or 9.5%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 17.0% for the three months ended June 30, 2026, compared to 17.7% for the three months ended June 30, 2025.

Operating expense increased $2.1 million, or 0.6%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. As a percentage of revenues, operating expense was 27.4% for the three months ended June 30, 2026, compared to 30.8% for the three months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $1.1 million, or 0.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in average screens of 2.0%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended June 30, 2026, compared to $0.1 million during the three months ended June 30, 2025.

Other. Other general and administrative expense decreased $6.0 million, or 17.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to decreases in legal expenses due to insurance recoveries and decreases in stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $1.8 million, or 3.0%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense (income). Other expense of $81.3 million during the three months ended June 30, 2026 was primarily due to $41.3 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $33.0 million loss on extinguishment of the New Exchangeable Notes and $9.8 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes, partially offset by $(3.4) million in equity in earnings related to non-consolidated entities. Other expense of $2.3 million during the three months ended June 30, 2025 was primarily due to $3.9 million of expense related to the increase in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, partially offset by $(2.0) million in equity in earnings related to non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $8.3 million to $121.3 million for the three months ended June 30, 2026 compared to $113.0 million during the three months ended June 30, 2025 primarily due to increased interest expense of $31.3 million on the New 2029 Notes issued on July 24, 2025 and $1.4 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $11.4 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $7.8 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $2.4 million on the Muvico Term Loans due to lower interest rates, $1.4 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.7 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $0.5 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 5—Corporate Borrowings and Finance Lease Liabilities in

the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment expense (income). Investment expense was $0.8 million for the three months ended June 30, 2026, compared to investment income of $(1.4) million for the three months ended June 30, 2025. Investment expense in the current year includes $1.5 million of unrealized losses on our investments in common shares in Hycroft, partially offset by interest income of $(0.7) million. Investment income in the prior year includes interest income of $(1.7) million, partially offset by $0.3 million of unrealized losses on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $1.7 million and $0.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings. Net earnings were $18.5 million and $1.5 million during the three months ended June 30, 2026, and June 30, 2025, respectively. Net earnings during the three months ended June 30, 2026 compared to net earnings for the three months ended June 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in rent expense, decreases in depreciation and amortization and decreases in general and administrative expenses, partially offset by the increase in other expense, the increase in interest expense, the decrease in investment income and the increase in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $54.4 million, or 19.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Admissions revenues increased $32.1 million, or 19.6%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase in attendance of 17.9% from 15.9 million patrons to 18.8 million patrons and a 1.5% increase in average ticket price. The increase in average ticket price was primarily due to increases in foreign currency translation rates. Attendance increased in International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $17.9 million, or 20.3%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 2.2% from $5.54 to $5.66 primarily due to increases in foreign currency translation rates.

Total other theatre revenues increased $4.4 million, or 13.9%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in income from ticket fees due to the increase in attendance and increase in the number of guests paying ticket fees, increases in advertising income and increases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $16.6 million, or 5.4%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Film exhibition costs increased $11.8 million, or 17.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the increase in admissions revenues due to the factors discussed above, partially offset by the decrease in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 39.9% for the three months ended June 30, 2026, compared to 40.6% for the three months ended June 30, 2025.

Food and beverage costs increased $4.7 million, or 20.2%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 26.4% for the three months ended June 30, 2026 and the three months ended June 30, 2025.

Operating expense decreased by $2.1 million, or 1.8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in operating expense was primarily due to lower salaries and utilities expenses, partially offset by the increase in foreign currency translation rates and the increase in attendance. As a percentage of revenues, operating expense was 33.5% for the three months ended June 30, 2026, compared to 40.6% for the three months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $2.3 million, or 3.8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 0.4%.

Other. Other general and administrative expense decreased $0.2 million, or 0.9%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Depreciation and amortization. Depreciation and amortization increased $0.1 million, or 0.5%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense (income). Other expense of $28.3 million during the three months ended June 30, 2026 was primarily due to $30.1 million loss on extinguishment of the Odeon Notes due 2027, partially offset by $(0.5) million in governmental assistance and $(0.4) million in foreign currency transaction gains. Other income of $(34.4) million during the three months ended June 30, 2025 was primarily due to $(23.9) million in foreign currency transaction gains and $(10.3) million of governmental assistance. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $1.9 million to $14.7 million for the three months ended June 30, 2026 compared to $16.6 million during the three months ended June 30, 2025 primarily due to a $2.2 million decline related to the refinancing of the Odeon Notes due 2027. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.3) million for the three months ended June 30, 2026, compared to investment income of $0 million for the three months ended June 30, 2025. Investment income is comprised of interest income in the current period.

Income tax provision. The income tax provision was $1.7 million and $0.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $29.9 million and $6.2 million during the three months ended June 30, 2026, and June 30, 2025, respectively. Net loss during the three months ended June 30, 2026 compared to net loss for the three months ended June 30, 2025 was negatively impacted by the decrease in other income, the increase in rent expense, the increase in depreciation and amortization, the increase in income tax provision and the increase in foreign currency translation rates, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, the decrease in interest expense, and the decrease in general and administrative expenses and the increase in investment income.

Results of Operations—For the Six Months ended June 30, 2026, Compared to the Six Months ended June 30, 2025

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $381.7 million, or 16.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Admissions revenues increased $205.4 million, or 16.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in attendance of 13.6% from 104.7 million patrons to 118.9 million patrons and a 2.7% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for PLF and XL screens and increases in foreign currency translation rates, partially offset by decreases in attendance for 3D and IMAX screens and increased frequency for our A-list subscription members. Attendance increased in U.S. and International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $140.4 million, or 17.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 3.9% from $7.48 to $7.77 primarily due to an increase in average prices, the percentage of guests making transactions, and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $35.9 million, or 14.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in income from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising income and increases in foreign currency translation rates, partially offset by decreases in income from expirations of package tickets and gift cards in our International markets. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $136.0 million, or 5.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Film exhibition costs increased $99.0 million, or 16.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above. As a percentage of admissions revenues, film exhibition costs were 48.3% for the six months ended June 30, 2026 and the six months ended June 30, 2025.

Food and beverage costs increased $20.8 million, or 13.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost percentage. As a percentage of food and beverage revenues, food and beverage costs were 18.9% for the six months ended June 30, 2026, compared to 19.6% for the six months ended June 30, 2025.

Operating expense increased by $14.1 million, or 1.7%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. As a percentage of revenues, operating expense was 32.8% for the six months ended June 30, 2026, compared to 37.7% for the six months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $7.2 million, or 1.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 1.4%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.4 million during the six months ended June 30, 2026, compared to $3.1 million during the six months ended June 30, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense decreased $1.3 million, or 1.1%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to decreases in legal expenses due to insurance recoveries and stock-based compensation expense, partially offset by increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million, or 1.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025, partially offset by increases in foreign currency translation rates.

Other expense (income). Other expense of $57.2 million during the six months ended June 30, 2026 was primarily due to $33.0 million loss on extinguishment of the New Exchangeable Notes, $30.1 million loss on extinguishment of the Odeon Notes due 2027, $8.6 million in foreign currency transaction losses and $2.7 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes, partially offset by $(11.1) million of income related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, $(6.7) million in equity in earnings related to non-consolidated entities, and $(0.5) million in governmental assistance. Other income of $(90.9) million during the six months ended June 30, 2025 was primarily due to $(41.2) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes, $(36.9) million in foreign currency transaction gains, $(10.5) million of governmental assistance, and $(2.9) million of equity in earnings of non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $27.2 million to $275.9 million for the six months ended June 30, 2026 compared to $248.7 million during the six months ended June 30, 2025 primarily due to increased interest expense of $62.2 million on the New 2029 Notes issued on July 24, 2025, $9.4 million related to higher discount rates on the significant financing component of the Amended ESA and $5.0 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $22.8 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $15.6 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $4.5 million on the Muvico Term Loans due to lower interest rates, $2.9 million on the Second Lien Notes due to redemptions of the remaining principal balances, $1.8 million related to the refinancing of the Odeon Notes due 2027, $1.3 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $1.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(17.8) million for the six months ended June 30, 2026, compared to investment income of $(7.1) million for the six months ended June 30, 2025. Investment income in the current year includes $(16.5) million of realized and unrealized gains on our investments in common shares in Hycroft, and interest income of $(1.3) million. Investment income in the prior year includes interest income of $(4.6) million and $(2.5) million of unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $5.6 million and $2.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $128.5 million and $206.8 million during the six months ended June 30, 2026, and June 30, 2025, respectively. Net loss during the six months ended June 30, 2026 compared to net loss for the six months ended June 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in depreciation and amortization, decreases in general and administrative expenses and the increase in investment income, partially offset by the decrease in other income, the increase in interest expense, the increase in rent expense, the increase in income tax provision and the increase in foreign currency translation rates.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $268.2 million, or 15.5%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Admissions revenues increased $133.9 million, or 14.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in attendance of 12.8% from 73.8 million patrons to 83.3 million patrons and a 1.4% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for PLF and XL screens, partially offset by decreases in attendance for 3D and IMAX screens and increased frequency for our A-list subscription members. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $100.4 million, or 16.0%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 2.8% from $8.52 to $8.76 primarily due to an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $33.9 million, or 19.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in income from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees and increases in advertising income. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $76.3 million, or 4.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Film exhibition costs increased $71.8 million, or 15.1%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above and film rental terms. As a percentage of admissions revenues, film exhibition costs were 51.6% for the six months ended June 30, 2026, compared to 51.3% for the six months ended June 30, 2025.

Food and beverage costs increased $10.2 million, or 9.0%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by a decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 17.0% for the six months ended June 30, 2026, compared to 18.1% for the six months ended June 30, 2025.

Operating expense increased by $5.8 million, or 0.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. As a percentage of revenues, operating expense was 31.9% for the six months ended June 30, 2026, compared to 36.5% for the six months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $1.3 million, or 0.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decrease in average screens of 1.8%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.2 million during the six months ended June 30, 2026, compared to $3.1 million during the six months ended June 30, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense decreased $4.8 million, or 6.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to decreases in legal expenses due to insurance recoveries and stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization decreased $3.5 million, or 3.0%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense (income). Other expense of $19.8 million during the six months ended June 30, 2026 was primarily due to $33.0 million loss on extinguishment of the New Exchangeable Notes and $2.7 million of expense related to the increase in fair value of the derivative liability for the embedded derivative features in the Existing Exchangeable Notes, partially offset by $(11.1) million of income related to the increase in fair value of the derivative liability for the embedded derivative features in the New Exchangeable Notes, and $(6.0) million in equity in earnings related to non-consolidated entities. Other income of $(43.1) million during the six months ended June 30, 2025 was primarily due to $(41.2) million of income related to the decrease in fair value of the derivative liability for the embedded conversion feature in the Existing Exchangeable Notes and $(2.7) million of equity in earnings of non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense increased $28.5 million to $244.2 million for the six months ended June 30, 2026 compared to $215.7 million during the six months ended June 30, 2025 primarily due to increased interest expense of $62.2 million on the New 2029 Notes issued on July 24, 2025, $9.4 million related to higher discount rates on the significant financing component of the Amended ESA and $5.0 million on the New Exchangeable Notes issued on July 1, 2025, partially offset by declines in interest expense of $22.8 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $15.6 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $4.5 million on the Muvico Term Loans due to lower interest rates, $2.9 million on the Second Lien Notes due to redemptions of the remaining principal balances, $1.3 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, and $1.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(17.4) million for the six months ended June 30, 2026, compared to investment income of $(6.9) million for the six months ended June 30, 2025. Investment income in the current year includes $(16.5) million of realized and unrealized gains on our investments in common shares in Hycroft, and interest income of $(0.9) million. Investment income in the prior year includes interest income of $(4.4) million and $(2.5) million of unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $2.2 million and $1.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $66.7 million and $176.9 million during the six months ended June 30, 2026, and June 30, 2025, respectively. Net loss during the six months ended June 30, 2026 compared to net loss for the six months ended June 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, the decrease in rent expense, decreases in depreciation and amortization, decreases in general and administrative expenses and the increase in investment income, partially offset by the decrease in other income, the increase in interest expense, and the increase in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $113.5 million, or 21.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Admissions revenues increased $71.5 million, or 23.3%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in attendance of 15.3% from 30.9 million patrons to 35.7 million patrons and a 7.0% increase in average ticket price. The increase in average ticket price was primarily due to increases in foreign currency translation rates. Attendance increased in International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $40.0 million, or 25.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 9.2% from $4.99 to $5.45 primarily due to the increase in foreign currency translation rates, an increase in average prices and the percentage of guests making transactions, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $2.0 million, or 2.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to, increases in income from ticket fees due to the increase in attendance and the number of guests paying ticket fees, increases in advertising income and increases in foreign currency translation rates, partially offset by decreases in income from expirations of package tickets and gift cards in our International markets.

Operating costs and expenses. Operating costs and expenses increased $59.7 million, or 10.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Film exhibition costs increased $27.2 million, or 22.6%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the increase in admissions revenues due to the factors discussed above. As a percentage of admissions revenues, film exhibition costs were 39.0% for the six months ended June 30, 2026, compared to 39.2% for the six months ended June 30, 2025.

Food and beverage costs increased $10.6 million, or 26.8%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above. As a percentage of food and beverage revenues, food and beverage costs were 25.8% for the six months ended June 30, 2026, compared to 25.6% for the six months ended June 30, 2025.

Operating expense increased by $8.3 million, or 3.8%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in operating expense was primarily due to the increase in foreign currency translation rates and the increase in attendance. As a percentage of revenues, operating expense was 35.5% for the six months ended June 30, 2026, compared to 41.6% for the six months ended June 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $8.5 million, or 7.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 0.4%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.2 million during the six months ended June 30, 2026, compared to $0 million during the six months ended June 30, 2025.

Other. Other general and administrative expense increased $3.5 million, or 8.4%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025 primarily due to increases in foreign currency translation rates and increases in incentive bonus expense.

Depreciation and amortization. Depreciation and amortization increased $1.4 million, or 3.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense (income). Other expense of $37.4 million during the six months ended June 30, 2026 was primarily due to $30.1 million loss on extinguishment of the Odeon Notes due 2027 and $8.6 million in foreign currency transaction losses, partially offset by governmental assistance of $(0.5) million. Other income of $(47.8) million during the six months ended June 30, 2025 was primarily due to $(36.9) million in foreign currency transaction gains and $(10.5) million of governmental assistance. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $1.3 million to $31.7 million for the six months ended June 30, 2026 compared to $33.0 million during the six months ended June 30, 2025 due to the refinancing of the Odeon Notes due 2027, partially offset by higher interest costs on capital and financing lease obligations. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.4) million for the six months ended June 30, 2026, compared to investment income of $(0.2) million for the six months ended June 30, 2025. Investment income is comprised of interest income in the current and prior periods.

Income tax provision. The income tax provision was $3.4 million and $1.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $61.8 million and $29.9 million during the six months ended June 30, 2026, and June 30, 2025, respectively. Net loss during the six months ended June 30, 2026 compared to net loss for the six months ended June 30, 2025 was negatively impacted by the decrease in other income, the increase in rent expense, increases in depreciation and amortization, increases in general and administrative expenses, the increase in income tax provision and the increase in foreign currency translation rates, partially offset by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in interest expense and the increase in investment income.

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

During the first quarter of 2026, we changed our definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, we also include infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. We no longer believe that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns our definition of Adjusted EBITDA with the definition used in our debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other expense (income)” in the condensed consolidated statement of operations and in the reconciliation of net loss to Adjusted EBITDA further below. See the components of other expense (income) table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported Adjusted EBITDA for the three and six months ended June 30, 2025 was an improvement of $0.3 million and $0.6 million, respectively.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
Adjusted EBITDA (In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S. markets	$285.6	$181.3	$307.5	$124.2
International markets	35.8	8.2	52.2	7.6
Total Adjusted EBITDA	$321.4	$189.5	$359.7	$131.8

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(11.4)	$(4.7)	$(128.5)	$(206.8)
Plus:
Income tax provision (1)	3.4	1.2	5.6	2.8
Interest expense	136.0	129.6	275.9	248.7
Depreciation and amortization	76.1	77.8	151.8	153.9
Certain operating expense (2)	2.3	2.6	2.0	5.4
Equity in earnings of non-consolidated entities (3)	(4.0)	(2.1)	(6.7)	(2.9)
Attributable EBITDA (4)	0.6	0.1	0.8	0.5
Investment expense (income) (5)	0.5	(1.4)	(17.8)	(7.1)
Other expense (income) (6)	114.3	(19.7)	64.6	(77.5)
Merger, acquisition and other costs (7)	0.3	0.1	1.4	3.1
Stock-based compensation expense (8)	3.3	6.0	10.6	11.7
Adjusted EBITDA	$321.4	$189.5	$359.7	$131.8

(1)	For information regarding the income tax provision, see Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, disposition of assets, and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended June 30, 2026 primarily consisted of equity in earnings from AC JV of $(3.3) million. Equity in earnings of non-consolidated entities during the three months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(1.8) million.

Equity in earnings of non-consolidated entities during the six months ended June 30, 2026 primarily consisted of equity in earnings from AC JV of $(5.7) million. Equity in earnings of non-consolidated entities during the six months ended June 30, 2025 primarily consisted of equity in earnings from AC JV of $(2.6) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Equity in (earnings) of non-consolidated entities	$(4.0)	$(2.1)	$(6.7)	$(2.9)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(3.5)	(2.2)	(6.2)	(3.0)
Equity in earnings (loss) of International theatre joint ventures	0.5	(0.1)	0.5	(0.1)
Income tax benefit	—	(0.1)	—	(0.1)
Investment income	(0.1)	—	(0.1)	—
Interest expense	—	0.1	—	0.1
Depreciation and amortization	0.2	0.2	0.4	0.6
Attributable EBITDA	$0.6	$0.1	$0.8	$0.5

(5)	Investment expense during the three months ended June 30, 2026 includes unrealized losses on our investment in Hycroft of $1.5 million, partially offset by interest income of $(1.0) million. Investment income during the three months ended June 30, 2025 included interest income of $(1.7) million, partially offset by unrealized losses on our investments in Hycroft of $0.3 million.

Investment income during the six months ended June 30, 2026 includes realized and unrealized gains on our investments in Hycroft of $(16.5) million and interest income of $(1.3) million. Investment income during the six months ended June 30, 2025 included interest income of $(4.6) million and unrealized gains on our investments in Hycroft of $(2.5) million.

(6)	Other expense during the three months ended June 30, 2026 includes the increase in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $41.3 million, the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $9.8 million and net periodic pension cost of $0.5 million, partially offset by foreign currency transaction gains of $(0.4) million. Other income during the three months ended June 30, 2025 included foreign currency transaction gains of $(23.9) million, partially offset by an increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $3.9 million and $0.3 million of net periodic pension cost.

Other expense during the six months ended June 30, 2026 includes the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, foreign currency transaction losses of $8.6 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $2.7 million, net periodic pension cost of $1.0 million and debt modification third party fees of $0.3 million, partially offset by the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(11.1) million. Other income during the six months ended June 30, 2025 included a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(41.2) million and foreign currency transaction gains of $(36.9) million, partially offset by $0.6 million of net periodic pension cost.

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

During the three months ended June 30, 2026, Adjusted EBITDA in the U.S. markets was $285.6 million compared to $181.3 million during the three months ended June 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year and an increase in food and beverage per patron, partially offset by lower average ticket price. During the three months ended June 30, 2026, Adjusted EBITDA in the International markets was $35.8 million compared to $8.2 million during the three months ended June 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year and the increase in foreign currency translation rates, partially offset by lower amounts of governmental assistance. During the three months ended June 30, 2026, Adjusted EBITDA in the U.S. markets and International markets was $321.4 million compared to $189.5 million during the three months ended June 30, 2025, driven by the aforementioned factors impacting Adjusted EBITDA.

During the six months ended June 30, 2026, Adjusted EBITDA in the U.S. markets was $307.5 million compared to $124.2 million during the six months ended June 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price and food and beverage per patron and an increase in advertising income in other revenues related to an increase in discount rates for the significant financing component of the Amended ESA. During the six months ended June 30, 2026, Adjusted EBITDA in the International markets was $52.2 million compared to $7.6 million during the six months ended June 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price and food and beverage per patron and the increase in foreign currency translation rates, partially offset by lower amounts of governmental assistance and decreases in income from expirations of package tickets and gift cards. During the six months ended June 30, 2026, Adjusted EBITDA in the U.S. markets and International markets was $359.7 million compared to $131.8 million during the six months ended June 30, 2025, driven by the aforementioned factors impacting Adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated revenues are primarily collected in cash, principally through admissions and food and beverage sales. We have an operating “float” which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 14 to 49 days following receipt of admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and year-end holiday seasons. Consequently, we typically generate higher revenues during such periods and experience higher working capital requirements following such periods.

We had working capital deficit (excluding restricted cash) as of June 30, 2026, and December 31, 2025 of $(901.0) million and $(1,090.6) million, respectively. As of June 30, 2026 and December 31, 2025, working capital included operating lease liabilities of $560.4 million and $560.0 million, respectively, and deferred revenues of $452.6 million and $465.5 million, respectively.

As of June 30, 2026, we had cash and cash equivalents of $778.4 million.

During the six months ended June 30, 2026, we enhanced liquidity through equity issuances. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

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

Odeon Credit Agreement

On April 17, 2026, Odeon Finco, a wholly-owned direct subsidiary of OCGL and an indirect subsidiary of Holdings, entered into the Odeon Credit Agreement, by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425.0 million of Odeon Term Loans due 2031. The Odeon Term Loans due 2031 bear interest at a fixed 10.50% interest rate and are subject to amortization of principal, payable in quarterly installments on the fifteenth day of each April, July, October, and January (commencing July 15, 2026), equal to 1.00% per annum.

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

New Exchangeable Notes Voluntary Exchange

On May 4 and May 11, 2026, the Exchanging Noteholders delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the Indenture. The Company settled the Exchange by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the Indenture) and $0.9 million accrued and unpaid interest). As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the Indenture.

2027 Notes Redemption Notice

Concurrently with the completion of the Offering, on June 24, 2026, we delivered the Notice to holders of our $125.5 million aggregate principal amount of Senior Subordinated Notes due 2027 to redeem the Senior Subordinated Notes due 2027 in full at a redemption price equal to 100.000% of the principal amount of the Senior Subordinated Notes due 2027, plus accrued and unpaid interest, if any, to July 24, 2026, the redemption date.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our historical cash burn rates are not sustainable long-term. Based on our current cost structure, in order to achieve sustainable annual net positive cash flows from operating activities, we believe that revenues will need to be at least in line with pre-COVID-19 revenues. The Company has achieved net positive cash flows from operating activities for the six months ended June 30, 2026. Until such time as we are able to achieve sustainable annual net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing and ability to achieve levels of revenue, the estimates of the required liquidity vary significantly.

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

The following is a summary of our net cash flows for the six months ended June 30, 2026 and June 30, 2025:

(in millions)	June 30, 2026	June 30, 2025
Operating activities	$106.9	$(231.6)
Investing activities	(59.6)	(95.6)
Financing activities	297.6	109.1

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities improved by $338.5 million primarily due to increases in attendance, increases in average ticket price, increases in food and beverage per patron, increases in advertising revenue, and an increase cash provided by working capital. The increase in cash provided by working capital was primarily driven by the float from film rental payments, which typically are paid to distributors 20 to 45 days following the receipt of admissions revenue. The box office in the second quarter of 2026 outperformed the box office in the second quarter of 2025.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $36.0 million primarily due to proceeds from the sale of part of our investment in Hycroft and increases in proceeds from sales of long-term assets.

We fund the costs of constructing, maintaining and remodeling our theatres through existing cash balances, cash generated from operations, lease incentives, or capital raised, as necessary. We generally lease our theatres pursuant to long-term, non-cancelable operating leases, which may require the developer who owns the property, to help fund our construction costs by offering lease incentives. We estimate that our capital expenditures, net of lease incentives, will be approximately $200.0 million to $235.0 million for the year ending December 31, 2026 to maintain and enhance operations.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $188.5 million primarily due to increased proceeds from equity issuances and decreases in cash used for principal payments of the Senior Subordinated Notes due 2025, partially offset by an increase in cash used to pay deferred financing costs.

Covenant Compliance

As of June 30, 2026, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

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

Unrestricted Subsidiaries’ Financial Information and Operating Metrics

Pursuant to the indenture governing Holdings’ Existing 7.5% Notes and the Muvico Credit Agreement governing Holdings’ and Muvico’s new term loans maturing in 2029 (the “Muvico Term Loans”), we are presenting the following financial information and operating metrics for the Muvico Group separately from Holdings and its restricted subsidiaries (the “Restricted Subsidiaries” and collectively with Holdings, the “AMC Group”). AMC Theatres of UK Limited, which is an unrestricted subsidiary under the indenture governing Holdings’ Existing 7.5% Notes, has been included with the Restricted Subsidiaries for the purposes of the following presentation of financial information and operating metrics (this subsidiary is individually immaterial). The financial information presented for AMC Group and Muvico Group is presented on a standalone basis with discrete identification of the assets, liabilities, revenues and expenses associated with the Theatre Net Assets that were transferred to Muvico. Intercompany transactions between entities within the AMC Group or within the Muvico Group have been eliminated. Certain entities within the AMC Group and within the Muvico Group are parties to intercompany management, licensing, and debt agreements with each other. These transactions are reflected discretely within the columnar presentation below and are properly eliminated upon consolidation. The financial information is also prepared using the historical cost carrying values of Holdings, the top parent entity.

Holdings and Muvico are co-borrowers and jointly and severally liable for the Muvico Term Loans. Pursuant to ASC 405-40, we have allocated fifty percent (50%) of the liabilities, interest expense and cash flows each to Muvico and Holdings, respectively. The basis of this allocation is the amount we expect each party to pay.

	Three Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$600.5	$262.6	$—	$863.1
Food and beverage	430.9	145.2	—	576.1
Other theatre (3)	133.2	33.8	(9.5)	157.5
Total revenues	1,164.6	441.6	(9.5)	1,596.7
Operating costs and expenses
Film exhibition costs	298.5	141.8	—	440.3
Food and beverage costs	84.1	23.6	—	107.7
Operating expense, excluding depreciation and amortization below	345.2	113.2	—	458.4
Rent	167.9	55.9	—	223.8
General and administrative:
Merger, acquisition and other costs	0.3	—	—	0.3
Other, excluding depreciation and amortization below (3)	56.2	5.3	(9.5)	52.0
Depreciation and amortization	58.0	18.1	—	76.1
Operating costs and expenses	1,010.2	357.9	(9.5)	1,358.6
Operating income	154.4	83.7	—	238.1
Other expense, net:
Other expense	25.4	84.2	—	109.6
Interest expense:
Corporate borrowings	51.1	64.8	—	115.9
Finance lease obligations	1.7	—	—	1.7
Non-cash NCM exhibitor services agreement	18.4	—	—	18.4
Intercompany interest expense (income), net	(0.5)	0.5	—	—
Investment expense (income)	0.8	(0.3)	—	0.5
Total other expense, net	96.9	149.2	—	246.1
Earnings (loss) before income taxes	57.5	(65.5)	—	(8.0)
Income tax provision (2)	3.4	—	—	3.4
Net earnings (loss)	$54.1	$(65.5)	$—	$(11.4)

	Three Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$54.1	$(65.5)	$(11.4)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(16.2)	—	(16.2)
Net pension gain arising during the period	0.2	—	0.2
Other comprehensive loss	(16.0)	—	(16.0)
Total comprehensive income (loss)	$38.1	$(65.5)	$(27.4)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.
(3)	Includes intercompany management fee revenues of $5.3 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $4.2 million recorded by Muvico Group

Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Three Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.69	$13.19	$12.11
Attendance (in thousands) (1)	51,385	19,905	71,290
Number of screens operated (2)	7,315	2,215	9,530
Number of theatres operated (2)	673	172	845
Adjusted EBITDA (4)	$219.6	$101.8	$321.4

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Three Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net earnings (loss)	$54.1	$(65.5)	$—	$(11.4)
Plus:
Income tax provision	3.4	—	—	3.4
Interest expense	71.2	65.3	(0.5)	136.0
Depreciation and amortization	58.0	18.1	—	76.1
Certain operating expense	2.3	—	—	2.3
Equity in earnings of non-consolidated entities	(4.0)	—	—	(4.0)
Attributable EBITDA	0.6	—	—	0.6
Investment expense (income)	0.3	(0.3)	0.5	0.5
Other expense	30.1	84.2	—	114.3
Merger, acquisition and other costs	0.3	—	—	0.3
Stock-based compensation expense	3.3	—	—	3.3
Adjusted EBITDA	$219.6	$101.8	$—	$321.4

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

	Six Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Admissions	$1,023.9	$417.6	$—	$1,441.5
Food and beverage	700.0	223.4	—	923.4
Other theatre (3)	238.3	53.1	(14.2)	277.2
Total revenues	1,962.2	694.1	(14.2)	2,642.1
Operating costs and expenses
Film exhibition costs	482.3	213.6	—	695.9
Food and beverage costs	137.5	36.6	—	174.1
Operating expense, excluding depreciation and amortization below	658.5	207.2	—	865.7
Rent	336.7	111.2	—	447.9
General and administrative:
Merger, acquisition and other costs	1.4	—	—	1.4
Other, excluding depreciation and amortization below (3)	119.5	7.6	(14.2)	112.9
Depreciation and amortization	115.6	36.2	—	151.8
Operating costs and expenses	1,851.5	612.4	(14.2)	2,449.7
Operating income	110.7	81.7	—	192.4
Other expense, net:
Other expense	32.2	25.0	—	57.2
Interest expense:
Corporate borrowings	104.6	131.2	—	235.8
Finance lease obligations	3.2	—	—	3.2
Non-cash NCM exhibitor services agreement	36.9	—	—	36.9
Intercompany interest expense (income), net	1.2	(1.2)	—	—
Investment income	(17.4)	(0.4)	—	(17.8)
Total other expense, net	160.7	154.6	—	315.3
Loss before income taxes	(50.0)	(72.9)	—	(122.9)
Income tax provision (2)	5.6	—	—	5.6
Net loss	$(55.6)	$(72.9)	$—	$(128.5)

	Six Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(55.6)	$(72.9)	$(128.5)
Other comprehensive loss:
Unrealized foreign currency translation adjustments	(31.7)	—	(31.7)
Net pension gain arising during the period	0.2	—	0.2
Other comprehensive loss	(31.5)	—	(31.5)
Total comprehensive loss	$(87.1)	$(72.9)	$(160.0)

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement. Transactions between Holdings and its restricted subsidiaries have been eliminated.
(2)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

(3)	Includes intercompany management fee revenues of $7.6 million recorded by AMCEH & Restricted Subsidiaries/AMC Group and intercompany license fee revenues of $6.6 million recorded by Muvico Group Unrestricted Subsidiaries. Corresponding amounts of expense are included in general and administrative: other for Muvico Group Unrestricted Subsidiaries and AMCEH & Restricted Subsidiaries/AMC Group.

	Six Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Consolidated
Key operating metrics:	(unaudited)	(unaudited)	(unaudited)
Average ticket price	$11.70	$13.30	$12.12
Attendance (in thousands) (1)	87,502	31,410	118,912
Number of screens operated (2)	7,315	2,215	9,530
Number of theatres operated (2)	673	172	845
Adjusted EBITDA (4)	$241.7	$118.0	$359.7

(1)	Includes consolidated theatres only and excludes screens offline due to construction.
(2)	The screens and theatres of the Muvico Group are operated by Multi-Cinema pursuant to the management agreement.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.
(4)	Below is a reconciliation of net loss to Adjusted EBITDA for AMCEH & Restricted Subsidiaries/AMC Group and Muvico Group. The reconciling items below have the same definitions and are of the same nature as the reconciling items presented previously in Management’s Discussion and Analysis section of this Form 10-Q.

	Six Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Eliminations	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(55.6)	$(72.9)	$—	$(128.5)
Plus:
Income tax provision	5.6	—	—	5.6
Interest expense	145.9	131.2	(1.2)	275.9
Depreciation and amortization	115.6	36.2	—	151.8
Certain operating expense	1.9	0.1	—	2.0
Equity in earnings of non-consolidated entities	(6.7)	—	—	(6.7)
Attributable EBITDA	0.8	—	—	0.8
Investment income	(17.4)	(1.6)	1.2	(17.8)
Other expense, net	39.6	25.0	—	64.6
Merger, acquisition and other costs	1.4	—	—	1.4
Stock-based compensation expense	10.6	—	—	10.6
Adjusted EBITDA	$241.7	$118.0	$—	$359.7

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

	As of June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (3)	Subsidiaries	Eliminations	Consolidated
(In millions, except share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (1)	$352.9	$425.5	$—	$778.4
Restricted cash	41.1	—	—	41.1
Receivables, net	121.4	4.2	—	125.6
Other current assets	76.9	16.2	—	93.1
Total current assets	592.3	445.9	—	1,038.2
Property, net	990.7	324.6	—	1,315.3
Operating lease right-of-use assets, net	2,260.2	704.0	—	2,964.2
Intangible assets, net	41.6	104.4	—	146.0
Goodwill	2,377.6	—	—	2,377.6
Other long-term assets	201.7	0.6	—	202.3
Intercompany receivables (2)	—	1,943.2	(1,943.2)	—
Investment in subsidiary	607.1	—	(607.1)	—
Total assets	$7,071.2	$3,522.7	$(2,550.3)	$8,043.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$327.9	$68.8	$—	$396.7
Accrued expenses and other liabilities	295.1	37.0	—	332.1
Deferred revenues and income	440.2	12.4	—	452.6
Current maturities of corporate borrowings	139.0	9.9	—	148.9
Current maturities of finance lease liabilities	7.4	—	—	7.4
Current maturities of operating lease liabilities	413.6	146.8	—	560.4
Total current liabilities	1,623.2	274.9	—	1,898.1
Corporate borrowings	1,708.5	1,994.2	—	3,702.7
Finance lease liabilities	45.2	—	—	45.2
Operating lease liabilities	2,605.8	644.8	—	3,250.6
Exhibitor services agreement	455.9	—	—	455.9
Deferred tax liability, net (4)	36.1	—	—	36.1
Intercompany payables (2)	1,943.2	—	(1,943.2)	—
Other long-term liabilities	106.0	1.7	—	107.7
Total liabilities	8,523.9	2,915.6	(1,943.2)	9,496.3
Commitments and contingencies
Stockholders’ or member's equity (deficit):
Preferred stock	—	—	—	—
Class A common stock	8.9	—	—	8.9
Additional paid-in capital	7,719.8	819.6	(819.6)	7,719.8
Accumulated other comprehensive loss	(73.7)	—	—	(73.7)
Accumulated deficit	(9,107.7)	(212.5)	212.5	(9,107.7)
Total stockholders' or member's equity (deficit)	(1,452.7)	607.1	(607.1)	(1,452.7)
Total liabilities and stockholders’ or member's equity (deficit)	$7,071.2	$3,522.7	$(2,550.3)	$8,043.6
(1)	The cash held in bank accounts differs from the book balance due to deposits in transit, payments in transit, and certain cash equivalents.
(2)	Intercompany receivables (payables) includes intercompany loans, fees receivable/payable pursuant to the management agreement and intellectual property license agreement, the intercompany receivable/payable created by allocating the Muvico Term Loans borrowings between Holdings and Muvico, and other intercompany balances created as a result of the 2025 Refinancing Transactions and 2024 Refinancing Transactions.
(3)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

(4)	Muvico is a disregarded entity for federal and state income tax purposes with all tax expense and deferred taxes recorded at the AMC Group level.

	Six Months Ended June 30, 2026
	AMCEH &
	Restricted	Muvico Group
	Subsidiaries/AMC	Unrestricted
	Group (1)	Subsidiaries	Consolidated
(In millions)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(55.6)	$(72.9)	$(128.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	115.6	36.2	151.8
Loss on extinguishment of debt	30.1	33.0	63.1
Gain on derivatives	—	(8.4)	(8.4)
Deferred income taxes	0.4	—	0.4
Gain on investments in Hycroft	(16.5)	—	(16.5)
Amortization of net discount on corporate borrowings to interest expense	4.9	0.6	5.5
Amortization of deferred financing costs to interest expense	4.0	6.1	10.1
PIK interest expense	—	30.9	30.9
Non-cash portion of stock-based compensation	10.6	—	10.6
Equity in earnings from non-consolidated entities, net of distributions	(4.0)	—	(4.0)
Lease incentives	24.6	—	24.6
Non-cash rent benefit	(50.6)	(7.9)	(58.5)
Net periodic pension cost	1.0	—	1.0
Change in assets and liabilities:
Receivables	24.0	1.6	25.6
Other assets	(21.0)	20.1	(0.9)
Accounts payable	(8.6)	26.8	18.2
Accrued expenses and other liabilities	(34.9)	8.7	(26.2)
Intercompany receivables and payables	(254.3)	254.3	—
Other, net	7.2	0.9	8.1
Net cash provided by (used in) operating activities	(223.1)	330.0	106.9
Cash flows from investing activities:
Capital expenditures	(71.1)	(20.4)	(91.5)
Proceeds from disposition of long-term assets	2.2	—	2.2
Proceeds from sale of Hycroft	29.7	—	29.7
Net cash used in investing activities	(39.2)	(20.4)	(59.6)
Cash flows from financing activities:
Net proceeds from equity issuances	334.6	—	334.6
Proceeds from issuance of Odeon Term Loans due 2031	416.5	—	416.5
Principal payments under Odeon Senior Secured Notes due 2027	(400.0)	—	(400.0)
Premium paid to extinguish Odeon Senior Secured Notes due 2027	(12.8)	—	(12.8)
Principal payments under finance lease obligations	(3.0)	—	(3.0)
Scheduled principal payments under term loan borrowings	(5.0)	(5.0)	(10.0)
Cash used to pay deferred financing costs	(19.8)	(4.2)	(24.0)
Taxes paid for restricted unit withholdings	(3.7)	—	(3.7)
Proceeds (payments) of intercompany loans	53.6	(53.6)	—
Net cash provided by (used in) financing activities	360.4	(62.8)	297.6
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2.7)	—	(2.7)
Net increase in cash and cash equivalents and restricted cash	95.4	246.8	342.2
Cash and cash equivalents and restricted cash at beginning of period	298.6	178.7	477.3
Cash and cash equivalents and restricted cash at end of period	$394.0	$425.5	$819.5

(1)	This column provides the information required to be presented for (i) Holdings and its Restricted Subsidiaries under the indenture governing the Existing 7.5% Notes and (ii) AMC Group under the Muvico Credit Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net earnings (loss) of changes in interest rates and foreign currency exchange rates. For the six months ended June 30, 2026 and June 30, 2025, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. Our analysis also utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our performance-based variable-rate financial instruments and fixed rate financial instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact on net earnings (loss) due to changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on performance-based & market-based variable-rate hybrid financial instruments. As of June 30, 2026, we had an aggregate of $1,984.2 million outstanding principal amount of our Muvico Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

The rate in effect for the outstanding Muvico Term Loans was 10.639% per annum as of June 30, 2026, and 11.318% per annum for the Muvico Term Loans as of June 30, 2025.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Muvico Term Loans by approximately $10.0 million during the six months ended June 30, 2026.

A 100-basis point change in market interest rates would have increased or decreased interest expense on the Muvico Term Loans by $10.0 million during the six months ended June 30, 2025.

Market risk on performance-based variable-rate financial instruments. As of June 30, 2026, we had an aggregate of $903.4 million outstanding principal amount of our New 2029 Notes which bear interest ranging from 11.5% to 15.0% per annum depending on the Total Leverage Ratio. The rate in effect for the outstanding New 2029 Notes was 15.0% per annum at June 30, 2026.

A 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of our performance-based variable-rate financial instruments of approximately $21.6 million and $(21.0) million, respectively, as of June 30, 2026.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of June 30, 2026, were principal amounts of $116.1 million of our Existing Exchangeable Notes, $360.0 million of our Existing 7.5% Notes, $425.0 million of our Odeon Term Loans due 2031, and $125.5 million of our Senior Subordinated Notes due 2027. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $28.2 million and $(27.1) million, respectively, as of June 30, 2026.

Included in corporate borrowings as of June 30, 2025, were principal amounts of $444.7 million of our Existing Exchangeable Notes, $950.0 million of our Existing 7.5% Notes, $131.2 million of our Second Lien Notes, $400.0 million of our Odeon Notes due 2027, $41.9 million of our Senior Subordinated Notes due 2026, and $125.5 million of our Senior Subordinated Notes due 2027. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $51.2 million and $(49.3) million, respectively, as of June 30, 2025.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of June 30, 2026, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the six months ended June 30, 2026, by approximately $6.2 million. Based upon the functional currencies in the International markets as of June 30, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the six months ended June 30, 2025, by approximately $3.0 million.

Our foreign currency translation rates increased by approximately 2.0% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and increased 6.0% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 4, 2023, the Company filed a lawsuit in the Superior Court of the State of Delaware against seventeen insurers participating in its directors & officers insurance program, seeking recovery for losses incurred in connection with its defense and settlement of In re AMC Entertainment Holdings, Inc. Stockholder Litigation, No. 2023-0215-MTZ (Del. Ch.), including the settlement payment. The insurance recovery action is captioned AMC Entertainment Holdings, Inc. v. XL Specialty Insurance Co., et al., Case No. N23C-05-045 AML CCLD (Del. Super. May 4, 2023) (the “Coverage Action”). In the suit, AMC sought up to $80 million in coverage under its Executive and Corporate Securities Liability Insurance Policies sold by the defendants, which provide coverage for the policy period of January 1, 2022 through January 1, 2023 (the “Policies”) in excess of a $10 million deductible. The primary insurer in the Coverage Action paid its full $5.0 million limit and the Company reached confidential settlement agreements with all but one insurer in the Coverage Action.

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

AMC also had claims for coverage from additional insurers, however, those insurers’ policies contain mandatory arbitration provisions, so they were not included in the Coverage Action. On January 24, 2025, the Company sent a notice of arbitration to the four remaining insurers with mandatory arbitration provisions on the same grounds as the Coverage Action. In April 2026, the Company entered into confidential settlement agreements with each of the additional insurers, and this matter is fully resolved.

On October 31, 2025, a purported securities class action captioned Simons v. AMC Entertainment Holdings, Inc., No. 1:25-cv-09042-JLR, was filed by a purported former holder of AMC Preferred Equity Units against the Company in the United States District Court for the Southern District of New York. The complaint asserts a claim under Section 10(b) of the Securities Exchange Act of 1934 based on allegedly false and misleading public statements and omissions by the Company during the period from August 18, 2022 to November 1, 2023 concerning the conversion of the AMC Preferred Equity Units. The complaint alleges damages of at least $178 million, plus pre-judgment interest. On June 8, 2026, Plaintiff informed the court that he no longer intends to pursue claims on a class-wide basis and sought leave to file an amended complaint to assert individual claims. On June 9, 2026, the court granted Plaintiff’s request for leave to file an amended complaint. The Company intends to defend the action vigorously.

On December 5, 2025, an action captioned Masoner v. AMC Entertainment Holdings, Inc. et al., No. N25C-12-022 was filed by two purported AMC stockholders against the Company, Adam Aron, and unspecified members of the Company’s board of directors in the Superior Court of the State of Delaware. The complaint asserted claims for, among other things, fraud, fraud on the court, breach of fiduciary duty, unjust enrichment, and conspiracy based on the 2023 settlement of the action captioned In re AMC Entertainment Holdings, Inc. Stockholder Litigation No. 2023-0215-MTZ (Del. Ch.). Plaintiffs seek, among other things, monetary damages of approximately $4.2 million, disgorgement of approximately $18 million, and declaratory, equitable, and injunctive relief. On March 18, 2026, defendants filed a motion to dismiss the complaint. On March 24, 2026, plaintiffs filed an amended complaint, which added certain current and former directors of the Company’s board of directors as defendants. On April 8, 2026, defendants filed a motion to dismiss the amended complaint, which is fully briefed and remains pending.

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

From January 1, 2020 through July 22, 2026, the outstanding shares of our Common Stock have increased by 887,396,630 shares (on a Reverse Stock Split adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, consent fee payments, transaction fee payments, and equity grant vesting. On March 14, 2023, we held a special meeting of our stockholders and obtained the requisite stockholder approval for the certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse split at a ratio of one share of Common Stock for every ten shares of Common Stock (the “Charter Amendments”) and on August 14, 2023, we filed the amendment to our certificate of incorporation implementing the Charter Amendments, effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. In addition, as described below, on December 10, 2025, following approval by our stockholders at the Annual Meeting (as defined herein), we increased the total number of authorized shares of Common Stock from 550,000,000 to 1,100,000,000.

On July 22, 2024, the Company and certain of its subsidiaries consummated a series of refinancing transactions (the “2024 Refinancing Transactions”) pursuant to which Muvico issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that are exchangeable into shares of Common Stock. On July 1, 2025, the Company and Muvico commenced a series of further refinancing transactions with certain of its debt holders (the “2025 Refinancing Transactions”) pursuant to which the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. Subsequently, on July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of Existing Exchangeable Notes for Muvico’s New Exchangeable Notes on a dollar-for-dollar basis. On September 30, 2025, $39.9 million aggregate principal of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment under the New Exchangeable Notes.

As of June 30, 2026, approximately $116.1 million aggregate principal amount of Existing Exchangeable Notes were outstanding, including interest paid-in-kind in the form of additional Existing Exchangeable Notes (“PIK Notes”) to the holders thereof. If the outstanding Existing Exchangeable Notes were exchanged fully into shares of Common Stock as of June 30, 2026, they would be converted into an aggregate of approximately 23.1 million shares of Common Stock. If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock at maturity, and we were to elect to issue additional Existing Exchangeable Notes as PIK Notes on such outstanding Existing Exchangeable Notes and PIK Notes to the full extent permitted during the life of the Existing Exchangeable Notes (without regard to any limitations on our authorized share capital or on the exchange therein and giving effect to the changes in the applicable make-whole fee over the period), such Existing Exchangeable Notes (including PIK Notes) would be convertible at maturity into an aggregate of approximately 27.8 million shares of Common Stock.

At the Company’s 2025 Annual Meeting of Stockholders held on December 10, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 550,000,000 shares to 1,100,000,000 shares (the “Authorized Share Increase”), which additional shares may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Accordingly, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, and to settle exchanges of the Existing Exchangeable Notes, including any PIK Notes, or for other purposes. Furthermore, in connection with the 2025 Refinancing Transactions and the issuance of the New Exchangeable Notes, we paid a consent fee to certain consenting holders of our Existing Exchangeable Notes of 10.9 million shares of Common Stock. Additionally, as consent fees for amending their respective indentures to provide us with greater flexibility to refinance our capital structure, we paid a consent fee of 4.5 million shares of Common Stock to consenting holders of the New Exchangeable Notes and 17.7 million shares of Common Stock to consenting holders of the New 2029 Notes. In addition, in connection with the Authorized Share Increase, the New Exchangeable Notes became exchangeable for shares of our Common Stock. In May 2026, we exchanged 142.1 million shares of Common Stock for the New Exchangeable Notes, including accrued and unpaid interest, representing the exchange in full of the New Exchangeable Notes for shares of Common Stock.

As of July 22, 2026, there were 892,604,638 shares of Common Stock issued and outstanding. In addition, as described above, shares of Common Stock may be used to settle exchanges of the Existing Exchangeable Notes, including any additional Existing Exchangeable Notes or interest paid in-kind by issuing Existing Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our equity compensation program results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

As of July 22, 2026, we had approximately 168,258,701 authorized shares of Common Stock that have not been issued or reserved for issuance in connection with our employee plans or exchanges under the Existing Exchangeable Notes. As a result, we may in the future seek to obtain the requisite stockholder approval for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. These future issuances may be dilutive and may result in a decline in the market price of our Common Stock. The remaining authorized shares assume that no additional PIK interest is paid on the Existing Exchangeable Notes.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2026 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $0.93 per share on March 27, 2026 to an intra-day high on the NYSE of $2.96 on June 22, 2026. The last reported sale price of our Common Stock on the NYSE on July 22, 2026, was $2.25 per share. During 2026 to date, daily trading volume ranged from approximately 14,347,700 to 186,756,900 shares.

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

The current equity incentive plan of the Company has insufficient available shares to make additional grants at historic levels. As required by NYSE rules, the Company intends to ask its stockholders for approval to allocate additional shares to the plan at its 2026 annual meeting. There can be no guarantee that the stockholders will approve additional shares. The absence of shares available under the equity incentive plan may create challenges for executive recruitment and retention. Absent additional shares, the Company could issue equity-related awards to be settled in cash. The issuance of such awards may mitigate short-term risks related to executive recruitment and retention, but cash settlements of these awards would negatively impact cash flow and would require the Company to account for these awards based on the fair value of the related equity at the end of each reporting period, giving effect to the portion of services rendered during the requisite service periods. Until such time as the stockholders approve additional shares for the equity incentive plan, equity-related awards made to executives would need to be settled in cash. Continued issuance of cash-settled awards may not be sustainable given the Company’s recent cash flow challenges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as reported in Item 3.02 of our Current Reports on Form 8-K filed with the SEC on May 5, 2026 and May 13, 2026 which are incorporated by reference into this Quarterly Report on Form 10-Q, there were no sales of unregistered securities during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

In the second quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the second quarter of 2026.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*3.1	Fourth Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc., dated as of December 10, 2025.

10.1

Odeon Credit Agreement, by and among Odeon Finco PLC, as borrower, Odeon Cinemas Group Limited, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, dated as of April 17, 2026 (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on April 17, 2026).

10.2

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

10.4

Placement Agency Agreement, dated June 23, 2026, between the Company and Roth Capital Partners, LLC (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on June 23, 2026).

10.5

Securities Purchase Agreement, dated June 23, 2026, between the Company and the purchasers party thereto (incorporated by reference from Exhibit 10.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on June 23, 2026).

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

AMC ENTERTAINMENT HOLDINGS, INC.

Date: July 23, 2026	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: July 23, 2026	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer