Form 10-Q
period 2026-09-30
AMC ENTERTAINMENT HOLDINGS, INC.
filed 2026-11-04
CIK 1411579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class of common stock	Number of shares outstanding as of November 3, 2026
Class A common stock	892,604,638

AMC ENTERTAINMENT HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In millions, except share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(Unaudited)		(Unaudited)
Revenues
Admissions	$953.5	$715.1	$2,395.0	$1,951.2
Food and beverage	589.4	451.8	1,512.8	1,234.8
Other theatre	168.2	133.3	445.4	374.6
Total revenues	1,711.1	1,300.2	4,353.2	3,560.6
Operating costs and expenses
Film exhibition costs	476.5	352.4	1,172.4	949.3
Food and beverage costs	107.1	88.6	281.2	241.9
Operating expense, excluding depreciation and amortization below	501.6	464.7	1,367.3	1,316.3
Rent	221.2	224.1	669.1	664.8
General and administrative:
Merger, acquisition and other costs	0.3	0.1	1.7	3.2
Other, excluding depreciation and amortization below	79.9	55.1	192.8	169.3
Depreciation and amortization	75.8	79.4	227.6	233.3
Operating costs and expenses	1,462.4	1,264.4	3,912.1	3,578.1
Operating income (loss)	248.7	35.8	441.1	(17.5)
Other expense, net:
Other expense	2.9	194.8	60.1	103.9
Interest expense:
Corporate borrowings	110.3	119.0	346.1	337.6
Finance lease obligations	1.4	1.7	4.6	4.3
Non-cash NCM exhibitor services agreement	18.3	18.6	55.2	46.1
Investment income	(3.0)	(1.3)	(20.8)	(8.4)
Total other expense, net	129.9	332.8	445.2	483.5
Earnings (loss) before income taxes	118.8	(297.0)	(4.1)	(501.0)
Income tax provision	9.5	1.2	15.1	4.0
Net earnings (loss)	$109.3	$(298.2)	$(19.2)	$(505.0)
Net earnings (loss) per share:
Basic	$0.12	$(0.58)	$(0.03)	$(1.10)
Diluted	$0.12	$(0.58)	$(0.03)	$(1.10)
Weighted average shares outstanding:
Basic (in thousands)	893,620	513,010	719,730	459,375
Diluted (in thousands)	896,634	513,010	719,730	459,375

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(Unaudited)		(Unaudited)
Net earnings (loss)	$109.3	$(298.2)	$(19.2)	$(505.0)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	(19.8)	15.1	(51.5)	78.8
Net pension gain during the period	0.1	—	0.3	0.1
Other comprehensive income (loss)	(19.7)	15.1	(51.2)	78.9
Total comprehensive income (loss)	$89.6	$(283.1)	$(70.4)	$(426.1)

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$751.9	$428.5
Restricted cash	39.6	48.8
Receivables, net	120.0	156.0
Other current assets	109.8	97.2
Total current assets	1,021.3	730.5
Property, net	1,325.5	1,374.2
Operating lease right-of-use assets, net	2,940.9	3,137.3
Intangible assets, net	145.8	147.4
Goodwill	2,359.9	2,416.1
Other long-term assets	211.6	212.3
Total assets	$8,005.0	$8,017.8
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$341.8	$382.9
Accrued expenses and other liabilities	379.5	338.2
Deferred revenues and income	452.6	465.5
Current maturities of corporate borrowings	24.0	19.9
Current maturities of finance lease liabilities	7.5	5.8
Current maturities of operating lease liabilities	569.1	560.0
Total current liabilities	1,774.5	1,772.3
Corporate borrowings	3,723.4	4,018.6
Finance lease liabilities	43.2	46.7
Operating lease liabilities	3,192.8	3,485.0
Exhibitor services agreement	454.3	459.1
Deferred tax liability, net	36.4	35.7
Other long-term liabilities	123.5	95.2
Total liabilities	9,348.1	9,912.6
Commitments and contingencies
Stockholders’ deficit:
AMC Entertainment Holdings, Inc.'s stockholders' deficit:
Preferred stock, $.01 par value per share, 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Class A common stock ($.01 par value, 1,100,000,000 shares authorized; 892,604,638 shares issued and outstanding as of September 30, 2026; 1,100,000,000 authorized; 512,943,561 shares issued and outstanding as of December 31, 2025)	8.9	5.1
Additional paid-in capital	7,739.8	7,121.5
Accumulated other comprehensive loss	(93.4)	(42.2)
Accumulated deficit	(8,998.4)	(8,979.2)
Total stockholders' deficit	(1,343.1)	(1,894.8)
Total liabilities and stockholders’ deficit	$8,005.0	$8,017.8

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(19.2)	$(505.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	227.6	233.3
Loss on extinguishment of debt	63.7	196.0
Gain on derivatives	(2.0)	(52.1)
Deferred income taxes	0.8	1.3
Gains on investments in Hycroft	(15.9)	(11.8)
Impairment of equity security without readily determinable fair value	—	10.3
Amortization of net discount on corporate borrowings to interest expense	5.2	11.4
Amortization of deferred financing costs to interest expense	15.4	7.3
PIK interest expense	46.7	28.7
Non-cash portion of stock-based compensation	31.3	17.7
Equity in earnings from non-consolidated entities, net of distributions	(4.2)	0.5
Lease incentives	39.4	27.5
Non-cash rent benefit	(89.5)	(82.6)
Net periodic pension cost	1.5	0.9
Change in assets and liabilities:
Receivables	67.7	68.8
Other assets	(25.2)	(0.9)
Accounts payable	(89.9)	(119.9)
Accrued expenses and other liabilities	27.4	(48.6)
Other, net	2.7	(29.3)
Net cash provided by (used in) operating activities	283.5	(246.5)
Cash flows from investing activities:
Capital expenditures	(158.8)	(162.7)
Proceeds from disposition of long-term assets	2.3	1.6
Proceeds from sale of Hycroft	29.7	—
Investment in non-consolidated entities	—	(4.0)
Other, net	—	1.2
Net cash used in investing activities	(126.8)	(163.9)
Cash flows from financing activities:
Net proceeds from equity issuances	333.6	169.6
Proceeds from issuance of Odeon Term Loans due 2031	416.5	—
Principal payments under Odeon Senior Secured Notes due 2027	(400.0)	—
Premium paid to extinguish Odeon Senior Secured Notes due 2027	(12.8)	—
Principal payments under Senior Subordinated Notes due 2027	(125.5)	—
Proceeds from issuance of Senior Secured Notes due 2029	—	244.4
Principal payments under Second Lien Notes due 2026	—	(131.2)
Principal payments under Senior Subordinated Notes due 2025	—	(42.8)
Principal payments under Senior Subordinated Notes due 2026	—	(41.9)
Repurchase of Senior Subordinated Notes due 2025	—	(1.3)
Principal payments under finance lease obligations	(4.6)	(3.0)
Scheduled principal payments under term loan borrowings	(16.0)	(15.1)
Cash used to pay deferred financing costs	(26.0)	(37.6)
Debt extinguishment costs	—	(2.4)
Taxes paid for restricted unit withholdings	(3.7)	(4.4)
Net cash provided by financing activities	161.5	134.3
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4.0)	12.2

Net increase (decrease) in cash and cash equivalents and restricted cash	314.2	(263.9)
Cash and cash equivalents and restricted cash at beginning of period	477.3	680.8
Cash and cash equivalents and restricted cash at end of period	$791.5	$416.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$270.9	$285.5
Income taxes paid, net	$4.5	$4.4
Schedule of non-cash activities:
Construction payables at period end	$67.8	$51.7
Consent fees paid with shares of Common Stock	$34.5	$—
Other third-party equity issuance costs payable	$0.4	$—
Deferred financing costs payable	$0.2	$3.4
Issuance of shares of Common Stock in Voluntary Exchange of Senior Secured Exchangeable Notes due 2030	$192.9	$—
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for share issuance (1) Principal only	$—	$143.0
Extinguishment of 7.5% First Lien Notes due 2029 in exchange for Senior Secured Notes due 2029 (1)	$—	$599.6
Extinguishment of 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 in exchange for Senior Secured Exchangeable Notes due 2030 (1) Principal only	$—	$194.4
Cancellation of Senior Secured Exchangeable Notes due 2030 pursuant to principal adjustment feature (1) Principal only	$—	$39.9
(1)	See Note 1—Basis of Presentation and Note 5—Corporate Borrowings and Finance Lease Liabilities for further information on debt extinguishments and refinancing transactions.

See Notes to Condensed Consolidated Financial Statements.

AMC ENTERTAINMENT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Holdings, Inc. (“Holdings”), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. and its subsidiaries (collectively with Holdings, unless the context otherwise requires, the “Company” or “AMC”), is principally involved in the theatrical exhibition business and owns, operates, or has interests in theatres located in the United States and Europe. The condensed consolidated financial statements include the accounts of Holdings and all subsidiaries and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The Company manages its business under two reportable segments for its theatrical exhibition operations, U.S. markets and International markets.

The accompanying condensed consolidated balance sheet as of December 31, 2025, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Liquidity. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations and satisfy its obligations currently and through the next twelve months. The Company’s historical cash burn rates are not sustainable long-term. Until such time as the Company is able to achieve consistent attendance and revenue levels sufficient to generate sustainable annual net positive cash flows from operating activities, it is difficult to estimate the Company’s future cash burn rates and liquidity requirements. Depending on the Company’s assumptions regarding the timing to achieve consistent levels of attendance and revenue sufficient to generate sustainable annual net positive cash flows from operating activities, the estimates of the required liquidity vary significantly. The Company has achieved net positive cash flows from operating activities for the nine months ended September 30, 2026.

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

The Company expects, from time to time, to continue to seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. The Company continuously monitors the capital markets and its capital structure, and may, from time to time, seek to refinance, amend or otherwise restructure its outstanding debt on an opportunistic basis. Such repurchases, refinancings, amendments, restructurings or exchanges, if any, will be upon such terms and at such prices as it may determine, and will depend on prevailing market conditions, its liquidity requirements, the availability of authorized share capital, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, dilutive. See Note 5—Corporate Borrowings and Finance Lease Liabilities and Note 11—Subsequent Events for further information on debt repurchases and refinancings. Additionally, the Company has bolstered its liquidity through sales of its Class A Common Stock (“Common Stock”). See Note 6—Stockholders’ Deficit for further information on these sales.

Cash and Cash Equivalents. As of September 30, 2026, cash and cash equivalents for the U.S. markets and International markets were $606.3 million and $145.6 million, respectively, and as of December 31, 2025, cash and cash equivalents for the U.S. markets and International markets were $302.6 million and $125.9 million, respectively.

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

	As of
(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$751.9	$428.5
Restricted cash	39.6	48.8
Total cash and cash equivalents and restricted cash in the statement of cash flows	$791.5	$477.3

As of September 30, 2026, restricted cash for the U.S. markets and International markets were $15.0 million and $24.6 million, respectively. As of December 31, 2025, restricted cash for the U.S. markets and International markets were $20.5 million and $28.3 million, respectively.

Investments. On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft Mining Holding Corporation (“Hycroft”) on a cashless basis and received 765,440 common shares of Hycroft. During the nine months ended September 30, 2026, the Company sold 700,000 common shares of Hycroft for $29.7 million. As of September 30, 2026, the Company held 129,478 remaining common shares of Hycroft. The common shares are recorded at fair value at each reporting period and unrealized gains and losses are reported in investment income. The Company recorded unrealized losses (gains) related to its investments in Hycroft in investment income of $0.6 million and $(9.3) million during the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recorded realized and unrealized (gains) related to its investments in Hycroft in investment income of $(15.9) million and $(11.8) million during the nine months ended September 30, 2026 and September 30, 2025, respectively.

During the three and nine months ended September 30, 2025, the Company recorded an impairment charge of $10.3 million in investment income related to an equity security without a readily determinable fair value measured at cost less any impairments. The investment has no remaining carrying value.

Related Party Transactions. The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to advertising revenue and film exhibition costs for film rent. The table below summarizes the related party advertising revenues and film exhibition costs for the three and nine months ended September 30, 2026 and September 30, 2025, respectively:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Related party advertising revenues	$7.0	$8.3	$22.6	$19.5
Related party film exhibition costs	5.1	4.2	19.6	13.5

Accumulated Other Comprehensive Loss. The following table presents the change in accumulated other comprehensive loss by component:

	Foreign
(In millions)	Currency	Pension Benefits	Total
Balance December 31, 2025	$(38.3)	$(3.9)	$(42.2)
Other comprehensive income (loss)	(51.5)	0.3	(51.2)
Balance September 30, 2026	$(89.8)	$(3.6)	$(93.4)

Accumulated Depreciation. Accumulated depreciation related to property was $3,646.0 million and $3,532.6 million as of September 30, 2026, and December 31, 2025, respectively.

Other Expense. The following table sets forth the components of other expense:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency transaction losses (gains)	$(1.6)	$9.0	$7.0	$(27.9)
Governmental assistance - International markets	(0.2)	—	(0.7)	(10.5)
Net periodic pension cost	0.5	0.3	1.5	0.9
Loss on extinguishment - Senior Subordinated Notes due 2026	—	0.3	—	0.3
Gain on extinguishment - Second Lien Notes due 2026	—	(6.6)	—	(6.6)
Loss on extinguishment - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	—	103.3	—	103.3
Loss on extinguishment - 7.5% First Lien Notes due 2029	—	99.0	—	99.0
Loss on extinguishment - 6.125% Senior Subordinated Notes due 2027	0.6	—	0.6	—
Loss on extinguishment - Senior Secured Exchangeable Notes due 2030	—	—	33.0	—
Loss on extinguishment - Odeon Senior Secured Notes due 2027	—	—	30.1	—
Debt modifications - third party fees	—	2.1	0.3	2.1
Increase (decrease) in fair value of bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	6.4	(1.4)	9.1	(42.6)
Decrease in fair value of bifurcated embedded derivative - Senior Secured Exchangeable Notes due 2030	—	(9.5)	(11.1)	(9.5)
Equity in earnings of non-consolidated entities	(2.6)	(1.6)	(9.3)	(4.5)
Business interruption insurance recoveries	(1.3)	(0.1)	(1.5)	(0.1)
Other financing costs	1.1	—	1.1	—
Total other expense	$2.9	$194.8	$60.1	$103.9

NOTE 2—LEASES

The following table reflects the lease costs for the periods presented:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
(In millions)	Consolidated Statements of Operations	2026	2025	2026	2025
Operating lease cost
Theatre properties	Rent	$186.3	$194.0	$571.9	$577.6
Theatre properties	Operating expense	2.8	1.8	5.6	5.2
Equipment	Operating expense	13.4	11.4	38.8	31.5
Office and other	General and administrative: other	1.3	1.2	3.7	3.9
Finance lease cost
Amortization of finance lease assets	Depreciation and amortization	0.9	0.7	2.5	2.1
Interest expense on lease liabilities	Interest expense	0.8	0.8	2.5	2.4
Variable operating and finance lease cost
Theatre properties	Rent	34.9	30.1	97.2	87.2
Theatre properties	Interest expense	0.6	0.9	2.1	1.9
Equipment	Operating expense	35.4	20.8	74.6	52.8
Total lease cost		$276.4	$261.7	$798.9	$764.6

Cash flow and supplemental information are presented below:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in finance leases	$(2.1)	$(2.1)
Operating cash flows used in operating leases	(704.7)	(690.5)
Financing cash flows used in finance leases	(4.6)	(3.0)

Lease incentives:
Operating cash flows provided by operating leases	39.4	27.5
Supplemental disclosure of noncash leasing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	161.5	267.0
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	5.4	—

(1)	Includes lease extensions and option exercises.

The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2026:

	Weighted Average	Weighted Average
	Remaining	Discount
Lease Term and Discount Rate	Lease Term (years)	Rate
Operating leases	7.2	11.1%
Finance leases	11.7	6.2%

Minimum annual payments required under existing operating and finance leases and the net present value thereof as of September 30, 2026, are as follows:

	Operating Lease	Finance Lease
(In millions)	Payments	Payments
Three months ending December 31, 2026	$237.5	$2.6
2027	916.9	10.4
2028	835.0	10.3
2029	730.8	8.8
2030	627.9	7.6
2031	521.5	6.5
Thereafter	1,538.9	26.9
Total lease payments	5,408.5	73.1
Less imputed interest	(1,646.6)	(22.4)
Total operating and finance lease liabilities, respectively	$3,761.9	$50.7

As of September 30, 2026, the Company had signed additional operating lease agreements for two theatres that have not yet commenced. The leases have terms ranging from 10 to 12 years and total lease payments of approximately $24.2 million. The timing of the lease commencements is dependent on the applicable landlord providing the Company with control and access to the applicable theatre.

NOTE 3—REVENUE RECOGNITION

Disaggregation of Revenue. Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Major revenue types
Admissions	$953.5	$715.1	$2,395.0	$1,951.2
Food and beverage	589.4	451.8	1,512.8	1,234.8
Other theatre:
Ticket fees	83.0	51.2	196.1	137.7
Advertising	43.5	39.7	124.1	108.1
Other	41.7	42.4	125.2	128.8
Other theatre	168.2	133.3	445.4	374.6
Total revenues	$1,711.1	$1,300.2	$4,353.2	$3,560.6

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Timing of revenue recognition
Products and services transferred at a point in time	$1,549.4	$1,168.1	$3,927.9	$3,210.2
Products and services transferred over time (1)	161.7	132.1	425.3	350.4
Total revenues	$1,711.1	$1,300.2	$4,353.2	$3,560.6

(1)	Amounts primarily include subscription and advertising revenues.

The following tables provide the balances of receivables, net and deferred revenues and income:

(In millions)	September 30, 2026	December 31, 2025
Current assets
Receivables related to contracts with customers	$38.6	$95.1
Miscellaneous receivables	81.4	60.9
Receivables, net	$120.0	$156.0

(In millions)	September 30, 2026	December 31, 2025
Current liabilities
Deferred revenues related to contracts with customers	$447.2	$462.4
Miscellaneous deferred income	5.4	3.1
Deferred revenues and income	$452.6	$465.5

The significant changes in contract liabilities with customers included in deferred revenues and income are as follows:

Deferred Revenues
Related to Contracts
(In millions)	with Customers
Balance December 31, 2025	$462.4
Cash received in advance (1)	319.7
Customer loyalty rewards accumulated, net of expirations:
Admission revenues (2)	14.9
Food and beverage revenues (2)	41.3
Other theatre revenues (2)	—
Reclassification to revenue as the result of performance obligations satisfied:
Admission revenues (3)	(260.4)
Food and beverage revenues (3)	(74.0)
Other theatre revenues (4)	(58.1)
Foreign currency translation adjustment	1.4
Balance September 30, 2026	$447.2

(1)	Includes movie tickets, food and beverage, gift cards, exchange tickets, subscription membership fees, and other loyalty membership fees.

(2)	Amount of rewards accumulated, net of expirations, that are attributed to loyalty programs.

(3)	Amount of revenue recognized from redemptions of gift cards, exchange tickets, movie tickets, and loyalty programs.

(4)	Amounts relate to income from non-redeemed or partially redeemed gift cards, non-redeemed exchange tickets, subscription membership fees, and loyalty program membership fees.

The significant changes to contract liabilities included in the exhibitor services agreement in the condensed consolidated balance sheets, are as follows:

Exhibitor Services
(In millions)	Agreement (1)
Balance December 31, 2025	$459.1
Other theatre revenue recognized as performance obligations are satisfied	(4.8)
Balance September 30, 2026	$454.3

(1)	The exhibitor services agreement contract liability relates to National CineMedia, LLC (“NCM”) common units that were previously received under the exhibitor services agreement dated February 13, 2007 and amended and restated as of December 13, 2013. On April 17, 2025, NCM entered into the Second Amended and Restated Exhibitor Services Agreement (the “Amended ESA”) with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Company treated the Amended ESA as a contract modification pursuant to ASC 606—Revenue from Contracts with Customers. Accordingly, the Company has allocated the additional consideration received from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. The non-cash revenue resulting from the satisfaction of the performance obligations is adjusted for in the condensed consolidated statements of cash flows under the changes in accrued expenses and other liabilities caption.

Gift Cards and Exchange Tickets. The total amount of non-redeemed gift cards and exchange tickets included in deferred revenues and income as of September 30, 2026 was $293.9 million. This will be recognized as revenues as (i) the gift cards and exchange tickets are redeemed, (ii) the estimated non-redeemed gift card and exchange ticket revenues are recognized in proportion to the pattern of actual redemptions, which is estimated to occur over the next one to 36 months, or (iii) the gift cards or exchange tickets expire.

Loyalty Programs. As of September 30, 2026, the amount of deferred revenues related to loyalty programs included in deferred revenues and income was $101.1 million. The earned points will be recognized as revenue as the points are redeemed, expire, or as changes in estimated non-redemption rates occur. Subscription membership fees and loyalty membership fees are recognized ratably over their respective membership periods.

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

NOTE 4—GOODWILL

The following table summarizes the changes in goodwill by reporting unit for the nine months ended September 30, 2026:

	U.S. Markets			International Markets			Consolidated Goodwill
(In millions)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance December 31, 2025	$3,072.6	$(1,276.1)	$1,796.5	$1,705.2	$(1,085.6)	$619.6	$4,777.8	$(2,361.7)	$2,416.1
Currency translation adjustment	—	—	—	(73.3)	17.1	(56.2)	(73.3)	17.1	(56.2)
Balance September 30, 2026	$3,072.6	$(1,276.1)	$1,796.5	$1,631.9	$(1,068.5)	$563.4	$4,704.5	$(2,344.6)	$2,359.9

NOTE 5—CORPORATE BORROWINGS AND FINANCE LEASE LIABILITIES

A summary of the carrying value of corporate borrowings and finance lease liabilities is as follows:

(In millions)	September 30, 2026	December 31, 2025
Secured Debt:
Credit Agreement-Term Loans due 2029 (9.891% as of September 30, 2026 and 10.731% as of December 31, 2025)	$1,979.2	$1,994.2
Odeon Credit Agreement-10.5% Term Loans due 2031	423.9	—
Senior Secured Notes due 2029 (9.0% cash interest & 6.0% PIK interest as of September 30, 2026 and December 31, 2025)	903.4	877.1
6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	116.1	111.6
7.5% First Lien Notes due 2029	360.0	360.0
Retired Debt:
6.125% Senior Subordinated Notes due 2027	—	125.5
12.75% Odeon Senior Secured Notes due 2027	—	400.0
Senior Secured Exchangeable Notes due 2030 (1.5% cash interest)	—	155.8
Total principal amount of corporate borrowings	$3,782.6	$4,024.2
Finance lease liabilities	50.7	52.5
Accrued paid-in-kind interest	18.7	2.7
Deferred financing costs	(70.3)	(64.4)
Net discount (1)	(5.3)	(68.5)
Bifurcated embedded derivative – Senior Secured Exchangeable Notes due 2030	—	131.9
Bifurcated embedded derivative – 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	21.7	12.6
Total carrying value of corporate borrowings and finance lease liabilities	$3,798.1	$4,091.0
Less:
Current maturities of corporate borrowings	(24.0)	(19.9)
Current maturities of finance lease liabilities	(7.5)	(5.8)
Total noncurrent carrying value of corporate borrowings and finance lease liabilities	$3,766.6	$4,065.3

(1)	The following table provides details of the net discount of corporate borrowings:

	September 30,	December 31,
(In millions)	2026	2025
12.75% Odeon Senior Secured Notes due 2027	$—	$(14.6)
Odeon Credit Agreement-10.5% Term Loans due 2031	(7.9)	—
Senior Secured Notes due 2029	51.4	62.5
Senior Secured Exchangeable Notes due 2030	—	(57.4)
Credit Agreement-Term Loans due 2029	(24.5)	(32.6)
6.00%/8.00% Cash/PIK/Toggle Senior Secured Exchangeable Notes due 2030	(24.3)	(26.4)
Net discount	$(5.3)	$(68.5)

The following table provides the principal payments required and maturities of corporate borrowing as of September 30, 2026:

Principal
Amount of
Corporate
(In millions)	Borrowings (1)
Three months ended December 31, 2026	$5.9
2027	23.9
2028	23.7
2029	3,202.8
2030	120.4
2031	405.9
Total	$3,782.6

(1)	On October 5, 2026, the Company completed refinancing transactions that, among other things, extended the maturities of a significant portion of the Company’s indebtedness. See Note 11—Subsequent Events for further information.

Debt Repurchases

The table below summarizes the various cash debt repurchase transactions during the nine months ended September 30, 2025.

	Aggregate Principal	Reacquisition	(Gain)/Loss on	Accrued Interest
(In millions)	Repurchased	Cost	Extinguishment	Paid
5.75% Senior Subordinated Notes due 2025	$1.3	$1.3	$—	$—

The total carrying value of the debt extinguished in the above transactions during the nine months ended September 30, 2025 was $1.3 million.

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030

	Carrying Value		Carrying Value
	as of	(Increase) Decrease to	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	September 30, 2026
Principal balance	$111.6	$4.5	$116.1
Discount	(26.4)	2.1	(24.3)
Debt issuance costs	(5.2)	0.4	(4.8)
Accrued paid-in-kind interest	0.4	2.3	2.7
Bifurcated embedded derivative	12.6	9.1	21.7
Carrying value	$93.0	$18.4	$111.4

The 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 (the “Existing Exchangeable Notes”) have an effective interest rate of 15.12%.

Senior Secured Exchangeable Notes due 2030

	Carrying Value		Deferred	Consent Fee	Notes	Carrying Value
	as of	(Increase) Decrease to	Charges	Paid With	Exchanged For	as of
(In millions)	December 31, 2025	Net Earnings (Loss)	Activity	Common Stock	Common Stock	September 30, 2026
Principal balance	$155.8	$—	$—	$—	$(155.8)	$—
Discount	(57.4)	3.4	—	—	54.0	—
Debt issuance costs	(14.8)	0.8	1.6	—	12.4	—
Bifurcated embedded derivative	131.9	(11.1)	(1.6)	(15.7)	(103.5)	—
Carrying value	$215.5	$(6.9)	$—	$(15.7)	$(192.9)	$—

The Senior Secured Exchangeable Notes due 2030 (the “New Exchangeable Notes”) had an effective interest rate of 16.54%. On March 23, 2026, the Company issued 15,378,194 shares of Common Stock for consent fees payable to the holders of the New Exchangeable Notes. The consent fees were paid as consideration for the 2025 Refinancing Transactions (as defined herein) and amendments made to the indenture governing the New Exchangeable Notes (the “New Exchangeable Notes Indenture”). The consent fees had previously been included as part of the bifurcated embedded derivative for the New Exchangeable Notes.

On May 4 and May 11, 2026, the holders of the New Exchangeable Notes (the “Exchanging Noteholders”) issued by Muvico, LLC, a wholly-owned subsidiary of the Company (“Muvico”), delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the New Exchangeable Notes Indenture. The Company settled the exchange (the “Exchange”) by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the New Exchangeable Notes Indenture) and $0.9 million accrued and unpaid interest). The Company treated the Exchange as an extinguishment of the New Exchangeable Notes (including the bifurcated embedded derivative liability for the embedded conversion features) and recorded a loss on extinguishment of $33.0 million. The Company adjusted the bifurcated embedded derivative liability to fair value immediately prior to the Exchange. During the nine months ended September 30, 2026, the Company recorded $(11.1) million of other income related to the decrease in the fair value of the bifurcated embedded derivative liability. As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the New Exchangeable Notes Indenture.

New 2029 Notes Amendments

On February 12, 2026, and February 24, 2026, Holdings, Muvico and certain holders of Muvico’s new Senior Secured Notes due 2029 (the “New 2029 Notes”) (such holders, the “New 2029 Noteholders”) agreed to amend the indenture governing the New 2029 Notes (the “New 2029 Notes Indenture”). The amendments (the “New 2029 Notes Indenture Amendments”) among other things, provide the Company with flexibility to:

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

In consideration for the New 2029 Noteholders’ agreement to the New 2029 Notes Indenture Amendments, the Company issued 17,739,549 shares of Common Stock as a consent fee. The New 2029 Notes Indenture Amendments were treated as a modification of the New 2029 Notes and the Company recorded $18.8 million to deferred financing costs and to stockholders’ deficit for the consent fees paid in shares. On October 5, 2026, in connection with the 2026 Refinancing Transactions (as defined herein), the New 2029 Notes were redeemed in full and the New 2029 Notes Indenture was satisfied and discharged. See Note 11—Subsequent Events.

Odeon Credit Agreement & Odeon Notes Redemption

On April 17, 2026, Odeon Finco entered into a Credit Agreement (the “Odeon Credit Agreement”), by and among Odeon Finco, as borrower, OCGL, as the company, the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and security agent, pursuant to which Odeon Finco borrowed $425.0 million of new term loans maturing in 2031 (the “Odeon Term Loans due 2031”). The proceeds from the Odeon Term Loans due 2031 and approximately $38.2 million of cash from the balance sheet were used to fund the full redemption (the “Odeon Notes Redemption”) of Odeon Finco’s outstanding Odeon Notes due 2027 and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. In connection with the Odeon Notes Redemption, the Odeon Notes due 2027 have been delisted from the Official List of The International Stock Exchange. The Company treated the Odeon Notes Redemption as an extinguishment of debt and recorded a $30.1 million loss on extinguishment. The Odeon Term Loans due 2031 were issued with a 2.0% discount ($8.5 million) and the Company had incurred $22.0 million of debt issuance costs as of September 30, 2026. The discount and debt issuance costs were amortized to interest expense over the term of the Odeon Term Loans due 2031 using the effective interest method.

Interest and Amortization

The Odeon Credit Agreement provided for the Odeon Term Loans due 2031 in an initial aggregate principal amount of $425.0 million and which were to mature on April 17, 2031. The Odeon Term Loans due 2031 bore interest at a fixed 10.50% interest rate and were subject to amortization of principal, payable in quarterly installments on the fifteenth day of each April, July, October and January (commencing on July 15, 2026), equal to 1.00% of the principal balance on April 17, 2026 per annum. On October 5, 2026, in connection with the 2026 Refinancing Transactions, Odeon Finco repaid the Odeon Term Loans due 2031 in full and the Odeon Credit Agreement was terminated. See Note 11—Subsequent Events.

Second Amendment to Muvico Credit Agreement

In connection with the Odeon Credit Agreement, on April 17, 2026, Holdings, as borrower, Muvico, as borrower, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement dated as of July 22, 2024 (the “Muvico Credit Agreement”), as amended by the First Amendment to Muvico Credit Agreement, dated as of July 24, 2025 (the “First Amendment”), by and among Holdings, as borrower, Muvico, as borrower, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.

The Second Amendment, among other things, amends the Muvico Credit Agreement to update the existing covenants and include additional covenants to make them as restrictive as those in the Odeon Credit Agreement. On October 5, 2026, in connection with the 2026 Refinancing Transactions, the term loans outstanding under the Muvico Credit Agreement (the “Muvico Term Loans”) were repaid in full and the Muvico Credit Agreement was amended and restated by the New 1L Term Loan Credit Agreement (as defined herein). See Note 11—Subsequent Events.

2027 Senior Subordinated Notes Redemption

On July 24, 2026, the Company used proceeds from the Offering (as defined herein) to fully redeem $125.5 million aggregate principal amount of the 6.125% Senior Subordinated Notes due 2027 (the “Senior Subordinated Notes due 2027”) at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest. The Company recorded a loss on extinguishment of $0.6 million for the redemption of the Senior Subordinated Notes due 2027 during the three and nine months ended September 30, 2026.

2025	Refinancing Transactions

On July 1, 2025, the Company and Muvico entered into a transaction support agreement with certain holders of the Company’s 7.5% First Lien Senior Secured Notes (the “Existing 7.5% Notes”), certain holders of the Existing Exchangeable Notes and certain lenders under the Muvico Credit Agreement providing for a series of refinancing transactions (the “2025 Refinancing Transactions”). In connection with the 2025 Refinancing Transactions, during the three months ended September 30, 2025: (i) holders exchanged $143.0 million aggregate principal amount of Existing Exchangeable Notes for 79,800,000 shares of Common Stock and approximately $194.4 million aggregate principal amount of Existing Exchangeable Notes for New Exchangeable Notes, $39.9 million aggregate principal amount of which was subsequently cancelled pursuant to a principal adjustment feature; (ii) holders of Existing 7.5% Notes provided approximately $244.4 million of new money financing and exchanged $590.0 million aggregate principal amount of Existing 7.5% Notes for a total of $857.0 million aggregate principal amount of New 2029 Notes; (iii) the Company and Muvico entered into the First Amendment to the Muvico Credit Agreement, and consent fees of approximately $22.3 million were paid to consenting term loan lenders; and (iv) the Company redeemed in full its 5.875% Senior Subordinated Notes due 2026 (the “Senior Subordinated Notes due 2026”) and its 10%/12% Cash/PIK Toggle Second Lien Subordinated Notes due 2026 (the “Second Lien Notes”). The Company recorded a gain on extinguishment of $6.6 million and a loss on extinguishment of $0.3 million related to the Second Lien Notes redemption and Senior Subordinated Notes due 2026 redemption, respectively.

Extinguishments

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

The First Amendment was accounted for as a modification and resulted in expense of approximately $2.1 million for costs paid to third parties.

Covenant Compliance

As of September 30, 2026, the Company believes that it was in full compliance with all agreements, including related covenants, governing its outstanding debt.

2026 Refinancing Transactions

See Note 11—Subsequent Events for information about the Company’s debt refinancing transactions occurring after September 30, 2026.

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

The table below summarizes the activity during the nine months ended September 30, 2026 related to the Offering:

Nine Months Ended
(In millions)	September 30, 2026
Shares issued direct offering	95.3
Direct offering gross proceeds	$200.0
Placement fees paid	$11.0
Other third-party issuance costs incurred	$0.2
Other third-party issuance costs paid	$0.2

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

In accordance with the terms of the 2026 Sales and Registration Agreement, the Company issued and sold shares of Common Stock covered by the prospectus supplement from time to time through the Sales Agents. The Sales Agents acted as agents on the Company’s behalf or purchased shares of Common Stock from the Company as principal for its own account.

The table below summarizes the activity of the various “at-the-market” offerings for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025
Shares issued through at-the-market offering	105.3	17.1
At-the-market offering gross proceeds	$150.0	$63.0
Sales agent fees paid	$3.0	$0.6
Other third-party issuance costs incurred	$2.6	$0.3
Other third-party issuance costs paid	$2.2	$1.5

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

Stock-Based Compensation

Equity Incentive Plans

On June 5, 2024, the Company’s shareholders approved a new equity incentive plan (“2024 EIP”). Awards that may be granted under the 2024 EIP include options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), cash awards, and other equity-based awards. The 2024 EIP will be unlimited in duration and, in the event of termination, will remain in effect as long as any shares of awards under it are outstanding and not fully vested. On September 24, 2026, the Company’s shareholders voted to approve an amendment to the 2024 EIP to increase the total number of shares of Common Stock subject to the 2024 EIP from 25.0 million shares to 50.0 million shares.

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

The awards granted under the Company’s equity incentive plan generally have the following features:

●	Board of Directors Stock Awards: On February 19, 2026, the Company granted 869,571 fully vested shares of Common Stock to the independent members of the Company’s board of directors with a grant date fair value of $1.1 million.
●	Restricted Stock Unit Awards: Each vested RSU will be settled by delivery of a single share of the Company’s Common Stock and therefore is accounted for as an equity instrument. Awards are settled as each individual tranche vests under the relevant agreements. The Company records stock-based compensation expense on a straight-line recognition method over the requisite service period. The RSUs vest over three years, with one-third vesting each year. These RSUs will be settled within 30 days of vesting.
●	Performance Stock Unit Awards: Each vested PSU will be settled by delivery of a single share of the Company’s Common Stock and therefore is accounted for as an equity instrument. The total PSUs are divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period (“Tranche Year”). The PSUs within each Tranche Year are further divided between four performance targets: the Adjusted EBITDA performance target, the free cash flow performance target, a target based upon various strategic initiatives for the chief executive officer, and a performance target based upon various strategic initiatives for the chief financial officer. The Adjusted EBITDA and free cash flow PSU awards will vest if 80% to 120% of the performance targets are attained, with the corresponding vested unit amount ranging from 50% to 200% of the PSUs awarded. The 2026 Tranche Year strategic initiative based awards for the chief executive officer will vest if four to ten strategic initiatives are achieved by the end of the 2026 Tranche Year, with the corresponding vested unit amounts ranging from 50% to 200% of the PSUs awarded. The 2026 Tranche Year strategic initiative based awards for the chief financial officer will vest if two to four strategic initiatives are achieved by the end of the 2026 Tranche Year, with corresponding vested unit amounts ranging from 80% to 200% of the PSUs awarded. The PSUs will be settled within 30 days of vesting.

The Compensation Committee establishes the annual performance targets at the beginning of each year. Therefore, in accordance with ASC 718, Compensation - Stock Compensation, the grant date (and fair value measurement date) for each Tranche Year is the date at the beginning of each year when a mutual understanding of the key terms and conditions is reached.

●	Retirement Clauses. The 2025 and 2026 RSUs and PSUs contain clauses that allow grantees to continue to vest in the ordinary course if the grantee has terminated service for any reason other than for cause, provided that the grantee attained the age of 65 and has rendered 10 years of service. Any unvested RSUs shall continue to vest as if the grantee’s service continued through the vesting date. Any unvested PSUs allocated to the Tranche Year in which the service terminates shall continue to vest as if the grantee’s service continued through the vesting date, subject to attainment of the applicable performance targets. Unvested PSUs allocated to future Tranche Years will be forfeited. Awards granted to grantees who have met the qualifications for retirement have no substantive service requirement, therefore the compensation cost associated with these awards is recognized immediately.

The 2026 awards made in February 2026 were contingent on obtaining shareholder approval to add 25.0 million shares to the 2024 EIP. Therefore, in accordance with ASC 718, Compensation - Stock Compensation, the awards did not have a grant date until September 24, 2026, when the necessary approval was obtained.

Special Awards

On February 19, 2026, the Compensation Committee approved modification of the performance goals applicable to the 2025 Tranche Year Adjusted EBITDA and free cash flow PSU awards. This was accounted for as a modification to the 2025 Tranche Year PSU awards which lowered the Adjusted EBITDA and free cash flow performance targets such that 200% vesting was achieved. This modification resulted in the immediate vesting of an additional 3,778,642 2025 Tranche Year PSUs. This was treated as a Type 3 modification (improbable-to-probable) which required the Company to recognize additional stock compensation expense based on the modification date fair values of the incremental PSUs. During the nine months ended September 30, 2026, the Company recognized $4.6 million of stock compensation expense related to these awards.

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

Stock-Based Compensation Expense

The following table presents the stock-based compensation expense recorded within general and administrative: other:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2026	2025	2026	2025
Special awards expense	$—	$—	$4.6	$1.0
Board of director stock award expense	—	—	1.1	1.3
Restricted stock unit expense	11.0	3.6	13.9	9.8
Performance stock unit expense	9.7	2.4	11.7	5.6
Total stock-based compensation expense	$20.7	$6.0	$31.3	$17.7

As noted above, certain awards have no substantive service requirement and were therefore expensed immediately. This, together with the increase in the share price of Common Stock from the date the Compensation Committee determined the award size on February 19, 2026 to the accounting grant date on September 24, 2026 resulted in an increase in stock compensation expense for the three and nine months ended September 30, 2026 compared with the corresponding periods in 2025.

As of September 30, 2026, the estimated remaining unrecognized compensation cost related to stock-based compensation grants was approximately $33.4 million, which reflects assumptions related to attainment of performance targets based on the scales as described above. The weighted average period over which this remaining compensation expense is expected to be recognized is approximately ten months. The Company accounts for forfeitures when they occur.

Nonvested Awards

The following table represents the equity classified nonvested RSU and PSU activity for the nine months ended September 30, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	RSUs	Fair Value	PSUs	Fair Value
Nonvested at December 31, 2025	4,573,078	$4.73	324,969	$3.57
Granted (1)	8,993,593	2.91	10,512,864	2.34
Granted - Special Award	—	—	3,778,642	1.22
Vested	(942,900)	5.82	(119,307)	3.57
Vested - Special Award	—	—	(2,005,981)	1.22
Cancelled (2)	(882,087)	5.95	(97,339)	3.57
Cancelled - Special Award (2)	—	—	(1,772,661)	1.22
Nonvested at September 30, 2026	11,741,684	3.16	10,621,187	2.35
Tranche Years 2027 and 2028 awarded under the 2026 PSU awards and Tranche Year 2027 awarded under the 2025 PSU awards with grant date fair values to be determined in years 2027 and 2028, respectively (3)	—		8,443,634
Total nonvested at September 30, 2026	11,741,684		19,064,821

(1)	The number of PSUs granted under the 2026 Tranche Year assumes the Company will vest at 200% for the Adjusted EBITDA performance target, 200% for the free cash flow performance target, 100% for the chief executive officer strategic initiatives performance target, and 200% for the chief financial officer strategic initiatives performance target.
(2)	Represents vested RSUs and PSUs surrendered in lieu of taxes. As a result, the Company paid taxes for restricted unit withholdings of approximately $3.7 million during the nine months ended September 30, 2026.
(3)	Assumes PSUs will vest at 100% of targets.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2026

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2025	512,943,561	$5.1	$7,121.5	$(42.2)	$(8,979.2)	$(1,894.8)
Net loss	—	—	—	—	(117.1)	(117.1)
Other comprehensive loss	—	—	—	(15.5)	—	(15.5)
Taxes paid for restricted unit withholdings	—	—	(3.7)	—	—	(3.7)
Consent fees paid in shares	33,117,743	0.3	34.2	—	—	34.5
Shares issued through at-the-market offerings	55,224,032	0.6	62.2	—	—	62.8
Stock-based compensation (1)	3,937,759	0.1	7.2	—	—	7.3
Balances March 31, 2026	605,223,095	$6.1	$7,221.4	$(57.7)	$(9,096.3)	$(1,926.5)
Net loss	—	—	—	—	(11.4)	(11.4)
Other comprehensive loss	—	—	—	(16.0)	—	(16.0)
Shares issued through at-the-market offerings	50,029,248	0.5	81.8	—	—	82.3
Shares issued through registered direct offering	95,250,000	0.9	187.9	—	—	188.8
Shares issued upon exchange of New Exchangeable Notes	142,102,295	1.4	225.4	—	—	226.8
Stock-based compensation	—	—	3.3	—	—	3.3
Balances June 30, 2026	892,604,638	$8.9	$7,719.8	$(73.7)	$(9,107.7)	$(1,452.7)
Net earnings	—	—	—	—	109.3	109.3
Other comprehensive loss	—	—	—	(19.7)	—	(19.7)
Equity issuance costs	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	20.7	—	—	20.7
Balances September 30, 2026	892,604,638	$8.9	$7,739.8	$(93.4)	$(8,998.4)	$(1,343.1)

(1)	Includes 869,571 Common Stock shares awarded to the board of directors, and 3,068,188 vested Common Stock RSUs and PSUs.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2025

				Accumulated
	Class A		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
(In millions, except share data)	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances December 31, 2024	414,417,797	$4.1	$6,714.2	$(132.0)	$(8,346.8)	$(1,760.5)
Net loss	—	—	—	—	(202.1)	(202.1)
Other comprehensive income	—	—	—	52.7	—	52.7
Taxes paid for restricted unit withholdings	—	—	(4.4)	—	—	(4.4)
Shares issued and proceeds received through at-the-market offerings and forward agreements	17,052,756	0.2	170.6	—	—	170.8
Stock-based compensation (1)	1,673,008	—	5.7	—	—	5.7
Balances March 31, 2025	433,143,561	$4.3	$6,886.1	$(79.3)	$(8,548.9)	$(1,737.8)
Net loss	—	—	—	—	(4.7)	(4.7)
Other comprehensive income	—	—	—	11.1	—	11.1
Stock-based compensation	—	—	6.0	—	—	6.0
Balances June 30, 2025	433,143,561	$4.3	$6,892.1	$(68.2)	$(8,553.6)	$(1,725.4)
Net loss	—	—	—	—	(298.2)	(298.2)
Other comprehensive income	—	—	—	15.1	—	15.1
Debt for equity exchange	79,800,000	0.8	224.2	—	—	225.0
Stock-based compensation	—	—	6.0	—	—	6.0
Balances September 30, 2025	512,943,561	$5.1	$7,122.3	$(53.1)	$(8,851.8)	$(1,777.5)

(1)	Includes 370,586 Common Stock shares awarded to the board of directors and 1,302,422 vested Common Stock RSUs and PSUs.

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

The effective tax rate for the nine months ended September 30, 2026, reflects the impact of these valuation allowances against U.S. and international deferred tax assets generated during the period. The actual effective rate for the nine months ended September 30, 2026, was (368.3)%. The Company’s consolidated tax rate for the nine months ended September 30, 2026, differs from the U.S. statutory tax rate primarily due to the valuation allowances in U.S. and foreign jurisdictions, foreign tax rate differences, federal and state tax credits, permanent differences and other discrete items.

Our ability to utilize certain tax attributes may be subject to an annual limitation under Section 382 of the Internal Revenue Code. Although this limitation could restrict the amount of such attributes available to offset taxable income in a particular year, the attributes have an indefinite carryforward period and therefore are not expected to expire unused solely as a result of the limitation.

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

Recurring Fair Value Measurements. The following table summarizes the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2026:

Fair Value Measurements at September 30, 2026 Using
Significant
	Total Carrying	Quoted prices in	Significant other	unobservable
	Value at	active market	observable inputs	inputs
(In millions)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Corporate Borrowings:
Bifurcated embedded derivative - 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030	$21.7	$—	$—	$21.7

6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 embedded derivative. The Existing Exchangeable Notes have conversion features that required bifurcation from their respective host instruments pursuant to ASC 815—Derivatives and Hedging. The conversion features embedded within the notes were combined into a derivative that comprises all features requiring bifurcation. The embedded derivative has been valued using binomial lattice models. The binomial lattice models consist of simulated Common Stock prices from the valuation date to the maturity of the notes. The significant inputs used to value the derivative include the share price of the Common Stock, the volatility of the share price, time to maturity, risk-free interest rate, credit spread, and discount yield. The Company measures the derivative at fair value at the end of each reporting period with any changes in fair value recorded to other expense in the condensed consolidated statements of operations.

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

Senior Secured Exchangeable Notes due 2030 embedded derivative valuation technique. The embedded derivative was valued by determining the as-converted value of the New Exchangeable Notes and then subtracting the estimated fair value of the New Exchangeable Notes without the conversion feature. The as-converted value of the New Exchangeable Notes was calculated from the number of shares expected to be exchanged multiplied by the closing price of the Common Stock as of May 4, 2026. The estimated fair value of the New Exchangeable Notes without the conversion feature was determined using a discounted cash flow method using a discount yield derived from the risk-free rate and an interpolated credit spread.

Other Fair Value Measurement Disclosures. The Company is required to disclose the fair value of financial instruments that are not recognized at fair value in the statement of financial position for which it is practicable to estimate that value:

		Fair Value Measurements at September 30, 2026 Using
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	Value at	active market	inputs	inputs
(In millions)	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Current maturities of corporate borrowings	$24.0	$—	$24.1	$—
Corporate borrowings (excluding derivatives)	3,701.7	—	3,892.9	—

Valuation Technique. Quoted market prices and observable market-based inputs were used to estimate fair value for Level 2 inputs. The Company valued these notes at principal value plus an estimated premium or less an estimated discount, reflecting a market yield to maturity. See Note 5—Corporate Borrowings and Finance Lease Liabilities for further information.

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

During the first quarter of 2026, the Company changed its definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, the Company also includes infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. The Company no longer believes that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns the Company’s definition of Adjusted EBITDA with the definition used in the Company’s debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other expense” in the condensed consolidated statement of operations and in the reconciliation of net earnings (loss) to Adjusted EBITDA further below. See the components of other expense table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported Adjusted EBITDA for the three and nine months ended September 30, 2025 was an improvement of $0.3 million and $0.9 million, respectively.

The following tables below provide a reconciliation of segment revenues to Adjusted EBITDA:

	Three Months Ended
	September 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,299.1	$412.0	$1,711.1
Less:
Film exhibition costs	373.4	103.1	476.5
Food and beverage costs	74.9	32.2	107.1
Operating expense, excluding depreciation and amortization (2)	379.6	122.9	502.5
Rent	159.3	61.9	221.2
General and administrative expense - other, excluding depreciation and amortization (3)	36.9	22.3	59.2
Other segment items (4)	—	(2.9)	(2.9)
Adjusted EBITDA	$275.0	$72.5	$347.5

	Three Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$1,005.9	$294.3	$1,300.2
Less:
Film exhibition costs	284.6	67.8	352.4
Food and beverage costs	65.4	23.2	88.6
Operating expense, excluding depreciation and amortization (2)	353.6	110.4	464.0
Rent	163.4	60.7	224.1
General and administrative expense - other, excluding depreciation and amortization (3)	27.7	21.4	49.1
Other segment items (4)	—	(0.5)	(0.5)
Adjusted EBITDA	$111.2	$11.3	$122.5

	Nine Months Ended
	September 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$3,298.5	$1,054.7	$4,353.2
Less:
Film exhibition costs	922.0	250.4	1,172.4
Food and beverage costs	198.9	82.3	281.2
Operating expense, excluding depreciation and amortization (2)	1,016.6	349.6	1,366.2
Rent	483.3	185.8	669.1
General and administrative expense - other, excluding depreciation and amortization (3)	95.2	66.3	161.5
Other segment items (4)	—	(4.4)	(4.4)
Adjusted EBITDA	$582.5	$124.7	$707.2

	Nine Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Revenues (1)	$2,737.1	$823.5	$3,560.6
Less:
Film exhibition costs	761.4	187.9	949.3
Food and beverage costs	179.2	62.7	241.9
Operating expense, excluding depreciation and amortization (2)	983.0	327.2	1,310.2
Rent	488.7	176.1	664.8
General and administrative expense - other, excluding depreciation and amortization (3)	89.4	62.2	151.6
Other segment items (4)	—	(11.5)	(11.5)
Adjusted EBITDA	$235.4	$18.9	$254.3

(1)	All segment revenues are comprised of revenues from external customers.
(2)	Operating expense, excluding depreciation and amortization excludes certain expenses as further defined in the reconciliation of net earnings (loss) to Adjusted EBITDA below.
(3)	General and administrative expense—other, excluding depreciation and amortization excludes stock compensation expense.
(4)	Other segment items include government assistance, business interruption insurance recoveries, and attributable EBITDA from International theatre joint ventures.

Other segment disclosures:

	Three Months Ended
	September 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$58.0	$17.8	$75.8
Income tax provision	5.5	4.0	9.5
Other expense (income)	8.3	(2.8)	5.5
Other significant noncash items:
Stock-based compensation expense	20.2	0.5	20.7
Equity in earnings of non-consolidated entities	(1.2)	(1.4)	(2.6)
Capital expenditures	57.2	10.1	67.3

	Three Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$60.1	$19.3	$79.4
Income tax provision	0.9	0.3	1.2
Other expense	187.5	8.9	196.4
Other significant noncash items:
Stock-based compensation expense	5.4	0.6	6.0
Equity in earnings of non-consolidated entities	(1.3)	(0.3)	(1.6)
Capital expenditures	47.8	18.4	66.2

	Nine Months Ended
	September 30, 2026
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$172.4	$55.2	$227.6
Income tax provision	7.7	7.4	15.1
Other expense	34.1	35.3	69.4
Other significant noncash items:
Stock-based compensation expense	29.7	1.6	31.3
Equity in earnings of non-consolidated entities	(7.2)	(2.1)	(9.3)
Capital expenditures	131.7	27.1	158.8

	Nine Months Ended
	September 30, 2025
(In millions)	U.S. Markets	International Markets	Consolidated
Depreciation and amortization	$178.0	$55.3	$233.3
Income tax provision	2.3	1.7	4.0
Other expense (income)	147.1	(38.7)	108.4
Other significant noncash items:
Stock-based compensation expense	16.3	1.4	17.7
Equity in earnings of non-consolidated entities	(4.0)	(0.5)	(4.5)
Capital expenditures	113.6	49.1	162.7

The following table sets forth a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net earnings (loss)	$109.3	$(298.2)	$(19.2)	$(505.0)
Plus:
Income tax provision (1)	9.5	1.2	15.1	4.0
Interest expense	130.0	139.3	405.9	388.0
Depreciation and amortization	75.8	79.4	227.6	233.3
Certain operating expense (income) (2)	(0.9)	0.7	1.1	6.1
Equity in earnings of non-consolidated entities (3)	(2.6)	(1.6)	(9.3)	(4.5)
Attributable EBITDA (4)	1.4	0.4	2.2	0.9
Investment income (5)	(3.0)	(1.3)	(20.8)	(8.4)
Other expense (6)	7.0	196.5	71.6	119.0
Merger, acquisition and other costs (7)	0.3	0.1	1.7	3.2
Stock-based compensation expense (8)	20.7	6.0	31.3	17.7
Adjusted EBITDA	$347.5	$122.5	$707.2	$254.3

(1)	For information regarding the income tax provision, see Note 7—Income Taxes.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, gains or losses from the disposition of assets, and other non-operating gains or losses included in operating expenses. The Company has excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2026 primarily consisted of equity in earnings from AC JV, LLC (“AC JV”) of $(1.2) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million.

Equity in earnings of non-consolidated entities during the nine months ended September 30, 2026 primarily consisted of equity in earnings from AC JV of $(6.9) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(3.4) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of the Company’s equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where the Company holds a significant market share, the Company believes attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Equity in (earnings) of non-consolidated entities	$(2.6)	$(1.6)	$(9.3)	$(4.5)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(1.6)	(1.6)	(7.8)	(4.6)
Equity in earnings (loss) of International theatre joint ventures	1.0	—	1.5	(0.1)
Income tax provision (benefit)	0.1	—	0.1	(0.1)
Investment income	—	—	(0.1)	—
Interest expense	—	—	—	0.1
Depreciation and amortization	0.3	0.4	0.7	1.0
Attributable EBITDA	$1.4	$0.4	$2.2	$0.9

(5)	Investment income during the three months ended September 30, 2026 includes interest income of $(3.6) million, partially offset by unrealized losses on the Company’s investment in Hycroft of $0.6 million. Investment income during the three months ended September 30, 2025 included unrealized gains on the Company’s investments in Hycroft of $(9.3) million and interest income of $(2.3) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

Investment income during the nine months ended September 30, 2026 includes realized and unrealized gains on the Company’s investments in Hycroft of $(15.9) million and interest income of $(4.9) million. Investment income during the nine months ended September 30, 2025 included unrealized gains on the Company’s investments in Hycroft of $(11.8) million and interest income of $(6.9) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

(6)	Other expense during the three months ended September 30, 2026 includes the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $6.4 million, other financing costs of $1.1 million, loss on extinguishment of the Senior Subordinated Notes due 2027 of $0.6 million, and net periodic pension cost of $0.5 million, partially offset by foreign currency transaction gains of $(1.6) million. Other expense during the three months ended September 30, 2025 included net losses on debt extinguishments of $196.0 million, foreign currency transaction losses of $9.0 million, term loan modification third party fees of $2.1 million and net periodic pension cost of $0.3 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(1.4) million and a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million.

Other expense during the nine months ended September 30, 2026 includes the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $9.1 million, foreign currency transaction losses of $7.0 million, net periodic pension cost of $1.5 million, other financing costs of $1.1 million, loss on extinguishment of the Senior Subordinated Notes due 2027 of $0.6 million, and debt modification third party fees of $0.3 million, partially offset by the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(11.1) million. Other expense during the nine months ended September 30, 2025 included net losses on debt extinguishment of $196.0 million, term loan modification third party fees of $2.1 million and net periodic pension cost of $0.9 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(42.6) million, a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million and foreign currency transaction gains of $(27.9) million.

(7)	Merger, acquisition and other costs are excluded as they are non-operating in nature.
(8)	Non-cash expense included in general and administrative: other.

NOTE 10—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the effects of unvested RSUs with a service condition only, unvested contingently issuable PSUs that have service and performance conditions, and shares issuable upon exchange of the Existing Exchangeable Notes, if dilutive. Diluted earnings (loss) per share is computed using the treasury stock method for the RSUs and PSUs and the if-converted method for the Existing Exchangeable Notes.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net earnings (loss) for basic and diluted earnings (loss) per share	$109.3	$(298.2)	$(19.2)	$(505.0)

Denominator (shares in thousands):
Weighted average shares for basic earnings (loss) per common share	893,620	513,010	719,730	459,375
Common equivalent shares for RSUs and PSUs	3,014	—	—	—
Weighted average shares for diluted earnings (loss) per common share	896,634	513,010	719,730	459,375
Basic earnings (loss) per common share	$0.12	$(0.58)	$(0.03)	$(1.10)
Diluted earnings (loss) per common share	$0.12	$(0.58)	$(0.03)	$(1.10)

Vested RSUs and PSUs have dividend rights identical to the Company’s Common Stock and are treated as outstanding shares for purposes of computing basic and diluted earnings (loss) per share.

Included in the computation of basic earnings (loss) per share are 4,043,321 contingently issuable RSUs whose issuance conditions were satisfied when the grantee attained retirement eligibility. These contingently issuable RSUs will not be issued until their vesting dates. These RSUs also are considered participating securities pursuant to ASC 260—Earnings Per Share. Application of the two-class method for computing both basic and diluted earnings (loss) per share results in the same earnings (loss) per share as the amounts presented in the table above. For the nine months ended September 30, 2026, 11,741,684 unvested RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For both the three and nine months ended September 30, 2025, 4,494,025 unvested RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Unvested PSUs are subject to performance conditions and are included in diluted earnings (loss) per share, if dilutive, based on the number of shares, if any, that would be issuable under the terms of the award agreements if the end of the reporting period were the end of the contingency period. For the nine months ended September 30, 2026, 10,621,187 unvested PSUs at certain performance targets were excluded from the computation of diluted loss per share as they would not be issuable if the end of the reporting period were the end of the contingency period or as their effect would have been anti-dilutive. For both the three and nine months ended September 30, 2025, 2,201,477 unvested PSUs at certain performance targets were excluded from the computation of diluted loss per share as they would not be issuable if the end of the reporting period were the end of the contingency period or as their effect would have been anti-dilutive.

The Company excluded approximately 23.2 million shares issuable upon exchange of the Existing Exchangeable Notes from the computation of diluted loss per share for both the three and nine months ended September 30, 2026 as their effect would have been anti-dilutive. The Company excluded approximately 21.4 million shares issuable upon exchange of the Existing Exchangeable Notes from the computation of diluted loss per share for both the three and nine months ended September 30, 2025 as their effect would have been anti-dilutive.

NOTE 11—SUBSEQUENT EVENTS

On October 5, 2026 (the “2026 Transactions Closing Date”), the Company completed a series of refinancing transactions (the “2026 Refinancing Transactions”), including the repayment, redemption and discharge of certain existing indebtedness described further below. In connection with the 2026 Refinancing Transactions, on the 2026 Transactions Closing Date:

●	The Company issued $2,000.0 million aggregate principal amount of 8.875% First Lien Notes due 2031 (the “2031 Notes”) in a private offering pursuant to an indenture (the “2031 Notes Indenture”), dated as of the 2026 Transactions Closing Date, by and among the Company, as issuer, the guarantors party thereto from time to time and GLAS Trust Company LLC, as trustee and as collateral agent.
●	The Company entered into an amended and restated credit agreement (the “New 1L Term Loan Credit Agreement” and the term loan facility thereunder, the “New 1L Term Loan Facility”), by and among the Company, as borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent, pursuant to which the Company borrowed $850.0 million of new first lien term loans (the “New 1L Term Loans”).
●	The Company entered into a second lien credit agreement (the “New 2L Term Loan Credit Agreement” and the term loan facility thereunder, the “New 2L Term Loan Facility” and together with the New 1L Term Loan Facility, the “New Term Loan Facilities”), by and among the Company, as borrower, Deutsche Bank Special Situations Group as the lender, the other lenders from time to time party thereto and U.S. Bank Trust Company, National Association, as administrative agent and collateral agent, pursuant to which the Company borrowed $1,120.0 million of new second lien term loans (the “New 2L Term Loans” and together with the New 1L Term Loans, the “New Term Loans”).

2031 Notes Indenture

Interest, Guarantees and Security

The 2031 Notes will bear interest at a rate of 8.875% per annum, payable semi-annually in arrears in cash on April 15 and October 15 of each year, beginning on April 15, 2027. The 2031 Notes will mature on October 15, 2031, unless redeemed in full prior to such maturity date, pursuant to the terms contained in the 2031 Notes Indenture.

The Company’s obligations under the 2031 Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s existing and future direct or indirect wholly-owned subsidiaries that guarantee the New Term Loan Facilities.

The 2031 Notes are secured on a first-priority basis, on a pari passu basis with the New 1L Term Loan Facility, by substantially all tangible and intangible assets owned by the Company and the guarantors, including equity interests in subsidiaries, subject to agreed security principles, the applicable intercreditor agreements, thresholds, exceptions and permitted liens. The 2031 Notes (i) rank equal in right of payment with all existing and future senior indebtedness of the Company and the guarantors, including under the New Term Loan Facilities and the Existing Exchangeable Notes; (ii) rank senior in right of payment to any future subordinated indebtedness of the Company and the guarantors; (iii) are secured on a first-priority basis, equally and ratably with the New 1L Term Loan Facility (with respect to all collateral) and the Existing Exchangeable Notes (with respect to the AMC Collateral (as defined below)); (iv) are effectively senior to any junior-lien indebtedness of the Company and the guarantors, including under the New 2L Term Loan Facility (with respect to all collateral), and the Existing Exchangeable Notes (with respect to the Centertainment Collateral (as defined below)), in each case to the extent of the value of the collateral; (v) rank effectively senior to any existing and future unsecured indebtedness of the Company and the guarantors, to the extent of the value of the collateral; (vi) are structurally subordinated to existing and future indebtedness of the Company and the guarantors that is secured by assets or properties not constituting collateral securing the 2031 Notes, to the extent of the value of the collateral; and (vii) are structurally subordinated to the indebtedness of any of the Company’s subsidiaries that do not guarantee the 2031 Notes.

Covenants and Events of Default

The 2031 Notes Indenture contains covenants that limit the ability of the Company and its subsidiaries to, among other things: (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders or make other restricted payments; (iv) make payments on junior financing; (v) make investments; (vi) sell or transfer certain assets; (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of their respective assets; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. The 2031 Notes Indenture also provides for customary events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2031 Notes to be due and payable immediately.

The 2031 Notes were offered and sold in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

New Term Loan Facilities

Interest, Amortization, Guarantees and Security

The New 1L Term Loan Credit Agreement provides for the New 1L Term Loans in an initial aggregate principal amount of $850.0 million, which mature on October 5, 2031. The New 1L Term Loans were issued with an original issue discount of 1.50%, bear interest at (i) at the Company’s election, either the Alternate Base Rate (as defined in the New 1L Term Loan Credit Agreement) or Adjusted Term SOFR (as defined in the New 1L Term Loan Credit Agreement) for the applicable interest period plus (ii) the Applicable Rate (as defined in the New 1L Term Loan Credit Agreement) and are subject to amortization of principal, payable in quarterly installments on the last business day of each March, June, September and December (commencing March 31, 2027), equal to 0.25% of the original principal amount of the New 1L Term Loans. The remaining aggregate principal amount outstanding (together with accrued and unpaid interest on the principal amount) of the New 1L Term Loans is payable at maturity.

The New 2L Term Loan Credit Agreement provides for the New 2L Term Loans in an initial aggregate principal amount of $1,120.0 million, which mature on October 5, 2033. The New 2L Term Loans were issued with an original issue discount of 1.00% and bear interest at a fixed 11.25% interest rate.

The New Term Loans are fully and unconditionally guaranteed by certain of the Company’s existing and future direct or indirect wholly-owned subsidiaries. The New 1L Term Loans are secured on a first-priority basis, on a pari passu basis with the 2031 Notes, and the New 2L Term Loans are secured on a second-priority basis with respect to the 2031 Notes and the New 1L Term Loans, in each case by substantially the same collateral that secures the 2031 Notes, subject to agreed security principles, thresholds, exceptions and permitted liens.

Covenants and Events of Default

Each of the New 1L Term Loan Credit Agreement and the New 2L Term Loan Credit Agreement contains covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness or issue certain preferred shares; (ii) create liens; (iii) declare or pay dividends, redeem stock or make other distributions to stockholders or make other restricted payments; (iv) make payments on junior financing; (v) make investments; (vi) sell or transfer certain assets; (vii) enter into transactions with affiliates; and (viii) consolidate, merge, liquidate or dissolve. These covenants are subject to a number of important limitations and exceptions. Each such credit agreement also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding New Term Loans under the applicable facility to become immediately due and payable.

Intercreditor Agreements

In connection with the issuance of the 2031 Notes and the incurrence of the New 1L Term Loans and New 2L Term Loans, on the 2026 Transactions Closing Date, the Company and certain of its subsidiaries entered into:

●	Joinder No. 6 to the First Lien Intercreditor Agreement, dated as of April 24, 2020, which governs the relative priorities of the security interests of the New 1L Term Loans, the 2031 Notes and the Existing Exchangeable Notes on collateral granted by the Company and the guarantors, other than Muvico, Centertainment Development, LLC (together with Muvico and their respective subsidiaries, the “Centertainment group”) and AMC UK Holding Limited and its subsidiaries (together, the “Odeon group”) (the “AMC Collateral”).
●	AMC First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests of the New 1L Term Loans, the 2031 Notes, and the Existing Exchangeable Notes, as first lien obligations, and the New 2L Term Loans, as second lien obligations, on the AMC Collateral.
●	Second Amended and Restated Centertainment First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests of the New 1L Term Loans, the 2031 Notes and the New 2L Term Loans, as first lien obligations, and the Existing Exchangeable Notes, as second lien obligations, on collateral granted by the Centertainment group (the “Centertainment Collateral”).
●	Centertainment/Odeon First Lien Intercreditor Agreement to govern the relative priorities of the security interests of the New 1L Term Loans and 2031 Notes in the Centertainment Collateral and on collateral granted by the Odeon group (collectively, the “Centertainment/Odeon Collateral”).
●	Centertainment/Odeon First Lien/Intermediate Lien Intercreditor Agreement to govern the relative priorities of the security interests of the New 1L Term Loans and the 2031 Notes, as senior obligations, and the New 2L Term Loans, as junior obligations, in the Centertainment/Odeon Collateral.

Repayment, Redemptions and Discharge of Certain Existing Indebtedness

Muvico Term Loans

On the 2026 Transactions Closing Date, the Company repaid in full the Muvico Term Loans under the Muvico Credit Agreement, with a portion of the net proceeds from the 2031 Notes offering and the New Term Loan Facilities.

Odeon Term Loans

On the 2026 Transactions Closing Date, Odeon Finco, a wholly-owned indirect subsidiary of the Company, repaid in full the outstanding Odeon Term Loans due 2031, with net proceeds from the New Term Loan Facilities, and the Odeon Credit Agreement was terminated.

Settlement of Tender Offer for Existing 7.5% Notes; Satisfaction and Discharge of the Existing 7.5% Notes Indenture

On the 2026 Transactions Closing Date, the Company settled its cash tender offer (the “Tender Offer”) for any and all of the Company’s outstanding Existing 7.5% Notes. $355.5 million aggregate principal amount of Existing 7.5% Notes were validly tendered and accepted for purchase in the Tender Offer.

The Company also satisfied and discharged the indenture governing the Existing 7.5% Notes (the “Existing 7.5% Notes Indenture”) by irrevocably depositing with CSC Delaware Trust Company (as successor to U.S. Bank Trust Company, National Association), the trustee under the Existing 7.5% Notes Indenture, non-callable U.S. government securities sufficient to pay the redemption price of the remaining aggregate principal amount of Existing 7.5% Notes not tendered in the Tender Offer. Such remaining Existing 7.5% Notes will be redeemed on or about February 15, 2027 at a redemption price of 100.000% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

Redemption of New 2029 Notes; Satisfaction and Discharge of the New 2029 Notes Indenture

On the 2026 Transactions Closing Date, the Company redeemed in full all $903.4 million aggregate principal amount of the New 2029 Notes at a redemption price equal to 100.000% of the principal amount thereof plus a make-whole premium of $144.3 million plus accrued and unpaid interest thereon to the redemption date, and the New 2029 Notes Indenture was satisfied and discharged.

Estimated Financial Effect

On the 2026 Transactions Closing Date, the Company also used approximately $32.7 million of cash from the balance sheet to help fund the various redemptions, repayments, accrued but unpaid interest, fees and expenses related to the 2026 Refinancing Transactions and will pay additional fees and expenses using cash from the balance sheet in the future. The Company estimates that it will record a loss on extinguishment of approximately $182.7 million in relation to the 2026 Refinancing Transactions during the three months ending December 31, 2026.

As a result of the 2026 Refinancing Transactions, almost all of the Company’s debt maturities have been extended. The following table provides the principal payments required and maturities of corporate borrowings after giving effect to the 2026 Refinancing Transactions:

Principal
Amount of
Corporate
(In millions)	Borrowings
2027	$8.5
2028	8.5
2029	8.5
2030	124.6
2031	2,816.0
Thereafter	1,120.0
Total	$4,086.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10–Q contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “forecast,” “estimate,” “project,” “intend,” “plan,” “expect,” “should,” “believe” and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions and speak only as of the date on which it is made. Examples of forward-looking statements include statements we make regarding future attendance levels, revenues and our liquidity. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	the risks and uncertainties relating to the sufficiency of our existing cash and cash equivalents and available borrowing capacity to fund operations and satisfy obligations including cash outflows for planned capital expenditures currently and through the next twelve months. There remain significant risks that may negatively impact revenues, costs, and attendance levels, including changes to movie studios release schedules (including as a result of production delays and delays to the release of movies caused by labor stoppages) and direct to streaming or other changing movie studio practices. If we are unable to achieve consistent levels of attendance and revenues sufficient to generate sustainable annual net positive cash flows from operating activities, we may be required to obtain additional liquidity. If such additional liquidity is not obtained or is insufficient, we likely would seek an in-court or out-of-court restructuring of our liabilities, and in the event of such future liquidation or bankruptcy proceeding, holders of our Common Stock and other securities would likely suffer a total loss of their investment;
●	the risks and uncertainties relating to refinancing transactions, including, but not limited to, (i) the potential for additional future dilution of our Common Stock as a result of issuance of shares underlying the Existing Exchangeable Notes or other convertible or exchangeable debt we may issue as part of a refinancing transaction, (ii) the impact on the market price of our Common Stock and our capital structure of any litigation or claims of default that might arise in connection with refinancing transactions, (iii) the possibility that the extension of certain debt maturities effected thereby will not provide sufficient time to generate sustainable annual net positive cash flows sufficient to service and repay our indebtedness, (iv) our ability to service our indebtedness incurred in connection therewith, and (v) the restrictive covenants and other limitations contained in the indentures and credit agreements governing such indebtedness that may limit our operational and financial flexibility;
●	changing practices of distributors, including increased use of alternative film delivery methods including streaming platforms and premium video on demand, shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date, the theatrical release of fewer movies due to industry consolidation or other reasons, or transitioning to other forms of entertainment;
●	the impact of changing movie-going behavior of consumers;
●	the risk that the North American and international box office will not achieve sustained recovery, resulting in continued cash burn and the need to seek additional financing, which may not be available at favorable terms, or at all;
●	risks and uncertainties relating to our significant indebtedness, including our borrowings and our ability to meet our debt covenants;
●	the dilution caused by recent and potential future sales of our Common Stock and future potential share issuances to repay, refinance, redeem or repurchase indebtedness (including expenses, accrued interest and premium, if any);
●	risks relating to motion picture production, promotion, marketing, and performance, including labor stoppages affecting the production, supply and release schedule of theatrical motion picture content and choice of distributors to release fewer feature-length films as a result of the additional financial burden imposed by tariffs on motion picture production;
●	the potential impact on our business resulting from consolidation among, or structural changes to, movie studios, distribution companies, or producers of other third-party media, including the uncertainty created when any such transaction is the subject of pending regulatory review, judicial proceedings, or injunctive relief, the outcome of which may materially affect the structure and dynamics of the markets in which we operate and the production and release of theatrical motion pictures;
●	the use of artificial intelligence (“AI”) technology in the filmmaking process and audience acceptance of movies made utilizing AI technology;
●	the seasonality of our revenue and working capital, which are dependent upon the timing of motion picture releases by distributors, such releases being seasonal and resulting in higher attendance and revenues generally during the summer months and holiday seasons, and higher working capital requirements during the other periods such as the first quarter;
●	intense competition in the geographic areas in which we operate among exhibitors, streaming platforms, or from other forms of entertainment;
●	certain covenants in the agreements that govern our indebtedness that limit or restrict our ability to take advantage of certain business opportunities, pay dividends, incur additional debt, pre-pay debt, and also to refinance debt and to do so at favorable terms, and such covenants that impose additional administrative and operational burdens on our business;
●	risks relating to impairment losses, including with respect to goodwill and other intangibles, and theatre and other closure charges;
●	general and international economic, political, regulatory, social and financial market conditions, including potential economic recession, inflation, rising interest rates, the financial stability of the banking industry, and other risks that may negatively impact discretionary income and our revenues and attendance levels;
●	our lack of control over distributors of films;
●	limitations on the availability of capital or poor financial results may prevent us from deploying strategic initiatives;
●	an issuance of preferred stock could dilute the voting power of the common stockholders and adversely affect the market value of our outstanding Common Stock;
●	limitations on the authorized number of Common Stock shares could in the future prevent us from raising additional capital through sales of Common Stock;
●	our ability to achieve expected synergies, benefits and performance from our strategic initiatives;
●	our ability to refinance our indebtedness on terms favorable to us or at all;
●	our ability to optimize our theatre circuit through new construction, the transformation of our existing theatres, and strategically closing underperforming theatres may be subject to delay and unanticipated costs;
●	failures, unavailability or security breaches of our information systems, including due to cybersecurity incidents;
●	our ability to utilize interest expense deductions will be limited annually due to Section 163(j) of the Internal Revenue Code of 1986, as amended, as amended by the One Big Beautiful Bill Act of 2025;
●	our ability to recognize interest deduction carryforwards, net operating loss carryforwards and other tax attributes to reduce our future tax liability;
●	our ability to recognize certain international deferred tax assets which currently do not have a valuation allowance recorded;
●	review by antitrust authorities in connection with acquisition opportunities;
●	risks relating to the incurrence of legal liability;
●	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
●	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation and all other current and pending privacy and data regulations in the jurisdictions where we have operations;
●	supply chain disruptions may negatively impact our operating results;
●	the availability and/or cost of energy;
●	the market price and trading volume of our shares of Common Stock has been and may continue to be volatile, and purchasers of our securities could incur substantial losses;
●	future offerings of debt, which would be senior to our Common Stock for purposes of distributions or upon liquidation, could adversely affect the market price of our Common Stock;
●	the potential for political, social, or economic unrest, terrorism, hostilities, cyber-attacks or war, including the conflict between Russia and Ukraine, military actions in and around Iran, and other international conflicts;
●	the potential impact of financial and economic sanctions on the regional and global economy, or widespread health emergencies, such as pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance;

●	anti-takeover protections in our Fourth Amended and Restated Certificate of Incorporation and our Fourth Amended and Restated Bylaws may discourage or prevent a takeover of our Company, even if an acquisition would be beneficial to our stockholders; and
●	other risks and uncertainties referenced from time to time in filings with the Securities and Exchange Commission (“SEC”).

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

Overview

AMC is the world’s largest theatrical exhibition company and an industry leader in innovation and operational excellence. As of September 30, 2026, we operated theatres in 11 countries, including the United States, and various countries throughout Europe.

Our theatrical exhibition revenues are generated primarily from box office admissions and food and beverage sales. The balance of our revenues is generated from ancillary sources, including ticketing fees, on-screen advertising, income from gift card and exchange ticket sales, rental of theatre auditoriums, retail popcorn and merchandise sales, fees earned from our customer loyalty programs, and theatrical distribution. As of September 30, 2026, we owned, operated or had interests in 840 theatres and 9,472 screens.

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

Movie Screens

The following table provides detail with respect to Premium Large Format (“PLF”) screens (IMAX®, Dolby CinemaTM, SCREENX, 4DX, in-house), XL screens, 3D enabled screens, premium seating, and our enhanced food and beverage offerings as deployed throughout our circuit as of September 30, 2026 and September 30, 2025:

	U.S. Markets		International Markets		Consolidated
	As of September 30,		As of September 30,		As of September 30,
Format	2026	2025	2026	2025	2026	2025
Number of theatres:
IMAX®	186	184	39	37	225	221
Dolby Cinema™ theatres	177	168	7	7	184	175
In-house PLF	60	61	79	78	139	139
Dine-in	22	48	3	3	25	51
Premium seating	370	367	90	88	460	455
XL screens	76	34	74	70	150	104
SCREENX	8	—	6	6	14	6
4DX	5	—	—	—	5	—
3D enabled	512	523	246	260	758	783
Number of screens:
IMAX®	187	185	39	37	226	222
Dolby Cinema™ theatres	180	168	7	7	187	175
In-house PLF	64	65	82	81	146	146
Dine-in	226	666	13	13	239	679
Premium seating	3,662	3,648	651	634	4,313	4,282
XL screens	126	54	91	84	217	138
SCREENX	8	—	6	6	14	6
4DX	5	—	—	—	5	—
3D enabled	2,753	2,817	909	1,035	3,662	3,852

Loyalty Programs and Other Marketing

As of September 30, 2026, we had a combined total of approximately 42.0 million member households enrolled in our AMC Stubs® A-List, AMC Stubs Premiere™, AMC Stubs Premiere GO!, and AMC Stubs Insider™ programs (collectively, “AMC Stubs”). During the nine months ended September 30, 2026, our AMC Stubs members represented approximately 52.0% of AMC U.S. markets attendance.

We currently have approximately 22.1 million total members in our various International loyalty & subscription programs.

See “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion and information regarding our screens, seating concepts, amenities, loyalty programs and other marketing initiatives.

Holders of Shares

As of September 30, 2026, there were 892,604,638 shares of our Common Stock outstanding. Of those outstanding shares, approximately 2.3 million shares (or 0.25%) were held by 13,367 registered holders with our transfer agent and approximately 890.3 million (or 99.75%) were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation, commonly referred to as held in “street name” for beneficial holders owning shares through bank or brokerage accounts.

Critical Accounting Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies or the methodology used in developing related estimates during the three or nine months ended September 30, 2026.

Significant Events—For the Nine Months Ended September 30, 2026

2026 Refinancing Transactions. On October 5, 2026, we completed the 2026 Refinancing Transactions, which included issuing $2,000.0 million aggregate principal amount of 8.875% first lien notes, $850.0 million aggregate principal amount of first lien term loans, $1,120.0 million aggregate principal amount of second lien term loans and the repayment, redemption and discharge of certain existing indebtedness. See Note 11—Subsequent Events for further information regarding the 2026 Refinancing Transactions in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q and the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

2027 Senior Subordinated Notes Redemption. On July 24, 2026, we used proceeds from the Offering to fully redeem $125.5 million aggregate principal amount of the Senior Subordinated Notes due 2027 at a redemption price equal to 100.000% of the principal amount, plus accrued and unpaid interest. We recorded a loss on extinguishment of $0.6 million for the redemption of the Senior Subordinated Notes due 2027 during the three and nine months ended September 30, 2026.

Odeon Credit Agreement. On April 17, 2026, Odeon Finco entered into the Odeon Credit Agreement and borrowed $425.0 million of Odeon Term Loans due 2031, which bore interest at a fixed rate of 10.50% per annum.

The proceeds, together with approximately $38.2 million of cash on hand, were used to fund the Odeon Notes Redemption and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. We treated the Odeon Notes Redemption as an extinguishment of debt and recorded a $30.1 million loss on extinguishment. On October 5, 2026, in connection with the 2026 Refinancing Transactions, Odeon Finco repaid the Odeon Term Loans due 2031 in full and the Odeon Credit Agreement was terminated. See Note 5—Corporate Borrowings and Finance Lease Liabilities and Note 11—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

New Exchangeable Notes Voluntary Exchange. On May 4 and May 11, 2026, the Exchanging Noteholders delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the New Exchangeable Notes Indenture. The Company settled the Exchange by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the New Exchangeable Notes Indenture) and accrued and unpaid interest). We treated the Exchange as an extinguishment of the New Exchangeable Notes (including the bifurcated embedded derivative liability for the embedded conversion features) and recorded a loss on extinguishment of $33.0 million. We adjusted the bifurcated embedded derivative liability to fair value immediately prior to the Exchange. During the nine months ended September 30, 2026, we recorded $(11.1) million of other income related to the decrease in the fair value of the bifurcated embedded derivative liability. As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the New Exchangeable Notes Indenture.

Share Issuances. In June 2026, we entered into the Purchase Agreement with the Investors for the sale of 95,250,000 shares of Common Stock in the Offering, at a purchase price of $2.10 per share. The Offering closed on June 24, 2026.

In connection with the Offering, we entered into the Placement Agency Agreement with the Placement Agent, as exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, the Company paid the Placement Agent a cash fee of 5.5% of the aggregate gross proceeds raised in the Offering and reimbursed certain expenses. We used a portion of the proceeds from the Offering to redeem the Senior Subordinated Notes due 2027, pay related fees, costs, premiums and expenses associated therewith and intend to use the remaining amount for general corporate purposes, which may include the repayment of other debt, the strengthening of our cash reserves and investments to enhance the moviegoing experience at our theatres.

The table below summarizes activity during the nine months ended September 30, 2026 related to the Offering:

Nine Months Ended
(In millions)	September 30, 2026
Shares issued direct offering	95.3
Direct offering gross proceeds	$200.0
Placement fees paid	$11.0
Other third-party issuance costs incurred	$0.2
Other third-party issuance costs paid	$0.2

During the nine months ended September 30, 2026, we issued shares through an “at-the-market” offering. The table below summarizes the activity of the “at-the-market” offering.

Nine Months Ended
(In millions)	September 30, 2026
Shares issued through at-the-market offering	105.3
At-the-market offering gross proceeds	$150.0
Sales agent fees paid	$3.0
Other third-party issuance costs incurred	$2.6
Other third-party issuance costs paid	$2.2

See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the share issuances.

Hycroft. On February 5, 2026, the Company exercised its remaining warrants to purchase 1,000,824 common shares of Hycroft on a cashless basis and received 765,440 common shares of Hycroft. During the nine months ended September 30, 2026, we sold 700,000 common shares of Hycroft for $29.7 million. As of September 30, 2026, we held 129,478 remaining common shares of Hycroft. We recorded realized and unrealized gains related to our investments in Hycroft in investment income of $(15.9) million during the nine months ended September 30, 2026.

Significant Events—For the Nine Months Ended September 30, 2025

2025 Debt Refinancing. During the three and nine months ended September 30, 2025, we completed a series of refinancing transactions with certain holders of the Existing 7.5% Notes, certain holders of the Existing Exchangeable Notes, and certain lenders of our term loans outstanding under our credit agreement. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information regarding these transactions.

NCM ESA Amendment. On April 17, 2025, NCM entered into the Amended ESA with the Company. The term of the Amended ESA has been extended by five years through February 13, 2042. The Amended ESA was treated as a contract modification pursuant to ASC 606—Revenue from Contracts with Customers. Accordingly, we have allocated the additional consideration from the contract modification to the exhibitor services agreement contract liability and updated the discount rate used to account for the significant financing component to 16.12%. Prior to the contract modification, the weighted average discount rate used to account for the significant financing component was approximately 7.5%. The contract liability will be reclassified to other theatre revenue over the new term of the Amended ESA as the remaining performance obligations are satisfied. Concurrently with entering into the Amended ESA, NCM and the Company reached an agreement to, among other things, dismiss with prejudice the ongoing litigation between the parties.

Share Issuances. During the nine months ended September 30, 2025, we were paid $108.7 million as initial gross cash proceeds associated with the establishment of forward positions for 30.0 million shares of Common Stock.

Additionally, during the nine months ended September 30, 2025, we issued shares through an “at-the-market offering.” The table below summarizes the activity of the “at-the-market” offering during the nine months ended September 30, 2025:

Nine Months Ended
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

Operating Results

The following table sets forth our consolidated revenues, operating costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2026	2025	% Change	2026	2025	% Change
Revenues
Admissions	$953.5	$715.1	33.3%	$2,395.0	$1,951.2	22.7%
Food and beverage	589.4	451.8	30.5%	1,512.8	1,234.8	22.5%
Other theatre	168.2	133.3	26.2%	445.4	374.6	18.9%
Total revenues	1,711.1	1,300.2	31.6%	4,353.2	3,560.6	22.3%
Operating Costs and Expenses
Film exhibition costs	476.5	352.4	35.2%	1,172.4	949.3	23.5%
Food and beverage costs	107.1	88.6	20.9%	281.2	241.9	16.2%
Operating expense, excluding depreciation and amortization below	501.6	464.7	7.9%	1,367.3	1,316.3	3.9%
Rent	221.2	224.1	(1.3)%	669.1	664.8	0.6%
General and administrative:
Merger, acquisition and other costs	0.3	0.1	* %	1.7	3.2	(46.9)%
Other, excluding depreciation and amortization below	79.9	55.1	45.0%	192.8	169.3	13.9%
Depreciation and amortization	75.8	79.4	(4.5)%	227.6	233.3	(2.4)%
Operating costs and expenses	1,462.4	1,264.4	15.7%	3,912.1	3,578.1	9.3%
Operating income (loss)	248.7	35.8	* %	441.1	(17.5)	* %
Other expense, net:
Other expense	2.9	194.8	(98.5)%	60.1	103.9	(42.2)%
Interest expense:
Corporate borrowings	110.3	119.0	(7.3)%	346.1	337.6	2.5%
Finance lease obligations	1.4	1.7	(17.6)%	4.6	4.3	7.0%
Non-cash NCM exhibitor service agreement	18.3	18.6	(1.6)%	55.2	46.1	19.7%
Investment income	(3.0)	(1.3)	* %	(20.8)	(8.4)	* %
Total other expense, net	129.9	332.8	(61.0)%	445.2	483.5	(7.9)%
Earnings (loss) before income taxes	118.8	(297.0)	* %	(4.1)	(501.0)	(99.2)%
Income tax provision	9.5	1.2	* %	15.1	4.0	* %
Net earnings (loss)	$109.3	$(298.2)	* %	$(19.2)	$(505.0)	(96.2)%

*     Percentage change in excess of 100%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Data:	2026	2025	2026	2025
Screen acquisitions	—	11	8	36
Screen dispositions	33	88	133	189
Screen construction (closures), net	(25)	(4)	(43)	(9)
Average screens (1)	9,177	9,354	9,245	9,395
Number of screens operated	9,472	9,636	9,472	9,636
Number of theatres operated	840	856	840	856
Screens per theatre	11.3	11.3	11.3	11.3
Attendance (in thousands) (1)	74,917	58,377	193,829	163,087

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Operating Results

The following table sets forth our revenues, operating costs and expenses by reportable segment:

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Revenues
Admissions	$706.5	$543.8	$247.0	$171.3	$953.5	$715.1
Food and beverage	461.6	361.4	127.8	90.4	589.4	451.8
Other theatre	131.0	100.7	37.2	32.6	168.2	133.3
Total revenues	1,299.1	1,005.9	412.0	294.3	1,711.1	1,300.2
Operating Costs and Expenses
Film exhibition costs	373.4	284.6	103.1	67.8	476.5	352.4
Food and beverage costs	74.9	65.4	32.2	23.2	107.1	88.6
Operating expense, excluding depreciation and amortization below	381.5	353.5	120.1	111.2	501.6	464.7
Rent	159.3	163.4	61.9	60.7	221.2	224.1
General and administrative expense:
Merger, acquisition and other costs	—	0.1	0.3	—	0.3	0.1
Other, excluding depreciation and amortization below	57.1	33.1	22.8	22.0	79.9	55.1
Depreciation and amortization	58.0	60.1	17.8	19.3	75.8	79.4
Operating costs and expenses	1,104.2	960.2	358.2	304.2	1,462.4	1,264.4
Operating income (loss)	194.9	45.7	53.8	(9.9)	248.7	35.8
Other expense, net:
Other expense (income)	7.1	186.2	(4.2)	8.6	2.9	194.8
Interest expense:
Corporate borrowings	97.6	103.9	12.7	15.1	110.3	119.0
Finance lease obligations	—	—	1.4	1.7	1.4	1.7
Non-cash NCM exhibitor service agreement	18.3	18.6	—	—	18.3	18.6
Investment income	(2.8)	(1.0)	(0.2)	(0.3)	(3.0)	(1.3)
Total other expense, net	120.2	307.7	9.7	25.1	129.9	332.8
Earnings (loss) before income taxes	74.7	(262.0)	44.1	(35.0)	118.8	(297.0)
Income tax provision	5.5	0.9	4.0	0.3	9.5	1.2
Net earnings (loss)	$69.2	$(262.9)	$40.1	$(35.3)	$109.3	$(298.2)

	U.S. Markets		International Markets		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2026	2025	2026	2025	2026	2025
Screen acquisitions	—	—	—	11	—	11
Screen dispositions	23	65	10	23	33	88
Screen construction (closures), net	(20)	(4)	(5)	—	(25)	(4)
Average screens (1)	6,872	7,040	2,305	2,314	9,177	9,354
Number of screens operated	6,915	7,062	2,557	2,574	9,472	9,636
Number of theatres operated	520	534	320	322	840	856
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.3
Attendance (in thousands) (1)	52,133	42,276	22,784	16,101	74,917	58,377

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Revenues
Admissions	$1,770.2	$1,473.6	$624.8	$477.6	$2,395.0	$1,951.2
Food and beverage	1,190.6	990.0	322.2	244.8	1,512.8	1,234.8
Other theatre	337.7	273.5	107.7	101.1	445.4	374.6
Total revenues	3,298.5	2,737.1	1,054.7	823.5	4,353.2	3,560.6
Operating Costs and Expenses
Film exhibition costs	922.0	761.4	250.4	187.9	1,172.4	949.3
Food and beverage costs	198.9	179.2	82.3	62.7	281.2	241.9
Operating expense, excluding depreciation and amortization below	1,018.8	985.0	348.5	331.3	1,367.3	1,316.3
Rent	483.3	488.7	185.8	176.1	669.1	664.8
General and administrative expense:
Merger, acquisition and other costs	1.2	3.2	0.5	—	1.7	3.2
Other, excluding depreciation and amortization below	124.9	105.7	67.9	63.6	192.8	169.3
Depreciation and amortization	172.4	178.0	55.2	55.3	227.6	233.3
Operating costs and expenses	2,921.5	2,701.2	990.6	876.9	3,912.1	3,578.1
Operating income (loss)	377.0	35.9	64.1	(53.4)	441.1	(17.5)
Other expense, net:
Other expense (income)	26.9	143.1	33.2	(39.2)	60.1	103.9
Interest expense:
Corporate borrowings	304.9	292.1	41.2	45.5	346.1	337.6
Finance lease obligations	—	—	4.6	4.3	4.6	4.3
Non-cash NCM exhibitor service agreement	55.2	46.1	—	—	55.2	46.1
Investment income	(20.2)	(7.9)	(0.6)	(0.5)	(20.8)	(8.4)
Total other expense, net	366.8	473.4	78.4	10.1	445.2	483.5
Earnings (loss) before income taxes	10.2	(437.5)	(14.3)	(63.5)	(4.1)	(501.0)
Income tax provision	7.7	2.3	7.4	1.7	15.1	4.0
Net earnings (loss)	$2.5	$(439.8)	$(21.7)	$(65.2)	$(19.2)	$(505.0)

	U.S. Markets		International Markets		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
Segment Operating Data:	2026	2025	2026	2025	2026	2025
Screen acquisitions	—	16	8	20	8	36
Screen dispositions	106	118	27	71	133	189
Screen construction openings (closures), net	(51)	(21)	8	12	(43)	(9)
Average screens (1)	6,932	7,073	2,313	2,322	9,245	9,395
Number of screens operated	6,915	7,062	2,557	2,574	9,472	9,636
Number of theatres operated	520	534	320	322	840	856
Screens per theatre	13.3	13.2	8.0	8.0	11.3	11.3
Attendance (in thousands) (1)	135,395	116,072	58,434	47,015	193,829	163,087

(1)	Includes consolidated theatres only and excludes screens offline due to construction.

Segment Information

Our historical results of operations for the three and nine months ended September 30, 2026 and September 30, 2025, reflect the results of operations for our two theatrical exhibition reportable segments, U.S. markets and International markets.

Results of Operations—For the Three Months ended September 30, 2026, Compared to the Three Months ended September 30, 2025

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $410.9 million, or 31.6%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Admissions revenues increased $238.4 million, or 33.3%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in attendance of 28.3% from 58.4 million patrons to 74.9 million patrons and a 3.9% increase in average ticket price. Attendance increased in U.S. and International markets due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increases in attendance for all premium format screens, higher ticket prices for all formats and more A-list subscription members paying a higher membership cost and visiting less frequently, partially offset by decreases in foreign currency translation rates.

Food and beverage revenues increased $137.6 million, or 30.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 1.7% from $7.74 to $7.87 primarily due to an increase in average prices and higher units per transaction by guests, partially offset by a decrease in the percentage of guests making transactions and decreases in foreign currency translation rates.

Total other theatre revenues increased $34.9 million, or 26.2%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising revenue, partially offset by decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $198.0 million, or 15.7%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Film exhibition costs increased $124.1 million, or 35.2%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above and the increase in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 50.0% for the three months ended September 30, 2026, compared to 49.3% for the three months ended September 30, 2025.

Food and beverage costs increased $18.5 million, or 20.9%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.2% for the three months ended September 30, 2026, compared to 19.6% for the three months ended September 30, 2025.

Operating expense increased $36.9 million, or 7.9%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a percentage of revenues, operating expense was 29.3% for the three months ended September 30, 2026, compared to 35.7% for the three months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $2.9 million, or 1.3%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the decrease in average screens of 1.9% and decreases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended September 30, 2026, compared to $0.1 million during the three months ended September 30, 2025.

Other. Other general and administrative expense increased $24.8 million, or 45.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to increases in stock-based compensation expense of $14.8 million in our U.S. markets related to February 2026 equity unit awards approved by shareholders in September 2026 with accelerated expense recognition for certain grantees and increases in incentive bonus expense of $6.2 million as a result of higher than expected annual performance compared to annual industry box office and attendance indexed targets in the current year compared to the prior year, partially offset by the decrease in foreign currency translation rates. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the increase in stock-based compensation expense in our U.S. markets.

Depreciation and amortization. Depreciation and amortization decreased $3.6 million, or 4.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025 and decreases in foreign currency translation rates.

Other expense. Other expense of $2.9 million during the three months ended September 30, 2026 was primarily due to $6.4 million of expense related to the increase in the fair value of the derivative liability for the embedded derivative in the Existing Exchangeable Notes, $1.1 million in other financing costs, a $0.6 million loss on extinguishment of the Senior Subordinated Notes due 2027 and $0.5 million net periodic pension cost, partially offset by $(2.6) million in equity in earnings related to non-consolidated entities, $(1.6) million of foreign currency transaction gains, $(1.3) million of business interruption insurance recoveries and $(0.2) million in governmental assistance. Other expense of $194.8 million during the three months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of the Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of the Existing 7.5% Notes, $9.0 million in foreign currency transaction losses and $2.1 million in term loan modification third party fees, partially offset by $(9.5) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of the Second Lien Notes and $(1.4) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $9.3 million to $130.0 million for the three months ended September 30, 2026 compared to $139.3 million during the three months ended September 30, 2025 primarily due to declines in interest expense of $7.2 million on the Muvico Term Loans due to lower variable interest rates, $4.3 million on the New Exchangeable Notes issued on July 1, 2025 and extinguished on May 4 and May 11 of 2026, $2.9 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $2.4 million related to the refinancing of the Odeon Notes due 2027, $1.5 million on the Senior Subordinated Notes due 2027 due to redemptions of the remaining principal balances on July 24, 2026, $0.4 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.3 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, $0.3 million related to finance lease obligations and $0.3 million related to the NCM exhibitor services agreement, partially offset by increased interest expense of $10.0 million on the New 2029 Notes issued on July 24, 2025 and $0.3 million on the Existing Exchangeable Notes issued on July 22, 2024 due to an additional year of PIK interest at 8% and offset by redemptions of $337.4 million aggregate principal amount on July 24, 2025. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(3.0) million for the three months ended September 30, 2026, compared to investment income of $(1.3) million for the three months ended September 30, 2025. Investment income in the current year includes interest income of $(3.6) million, partially offset by $0.6 million of unrealized losses on our investments in common shares in Hycroft. Investment income in the prior year includes $(9.3) million of unrealized gains on our investments in common shares and warrants to purchase common shares in Hycroft and interest income of $(2.3) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $9.5 million and $1.2 million for the three months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $109.3 million and $(298.2) million during the three months ended September 30, 2026, and September 30, 2025, respectively. Net earnings during the three months ended September 30, 2026 compared to net loss for the three months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other expense, decreases in interest expense, decreases in depreciation and amortization, decreases in rent expense, and increases in investment income, partially offset by increases in general and administrative expenses and income tax provision.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $293.2 million, or 29.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Admissions revenues increased $162.7 million, or 29.9%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in attendance of 23.3% from 42.3 million patrons to 52.1 million patrons and a 5.4% increase in average ticket price. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increases in attendance for all premium format screens, higher ticket prices for all formats and more A-list subscription members paying a higher membership cost and visiting less frequently.

Food and beverage revenues increased $100.2 million, or 27.7%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 3.5% from $8.55 to $8.85 primarily due to an increase in average prices and higher units per transaction by guests, partially offset by a decrease in the percentage of guests making transactions.

Total other theatre revenues increased $30.3 million, or 30.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees and increases in advertising revenue.

Operating costs and expenses. Operating costs and expenses increased $144.0 million, or 15.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Film exhibition costs increased $88.8 million, or 31.2%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above and the increase in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 52.9% for the three months ended September 30, 2026, compared to 52.3% for the three months ended September 30, 2025.

Food and beverage costs increased $9.5 million, or 14.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.2% for the three months ended September 30, 2026, compared to 18.1% for the three months ended September 30, 2025.

Operating expense increased $28.0 million, or 7.9%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a percentage of revenues, operating expense was 29.4% for the three months ended September 30, 2026, compared to 35.1% for the three months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $4.1 million, or 2.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the decrease in average screens of 2.4%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.0 million during the three months ended September 30, 2026, compared to $0.1 million during the three months ended September 30, 2025.

Other. Other general and administrative expense increased $24.0 million, or 72.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to increases in stock-based compensation expense of $14.8 million related to February 2026 equity unit awards approved by shareholders in September 2026 with accelerated expense recognition for certain grantees and increases in incentive bonus expense of $5.4 million as a result of higher than expected annual performance compared to annual industry box office indexed targets in the current year compared to the prior year. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the increase in stock-based compensation expense in our U.S. markets.

Depreciation and amortization. Depreciation and amortization decreased $2.1 million, or 3.5%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense. Other expense of $7.1 million during the three months ended September 30, 2026 was primarily due to $6.4 million of expense related to the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, $1.0 million in other financing costs, a $0.6 million loss on extinguishment of the Senior Subordinated Notes due 2027 and $0.3 million net periodic pension cost, partially offset by $(1.2) million in equity in earnings related to non-consolidated entities. Other expense of $186.2 million during the three months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of the Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of the Existing 7.5% Notes and $2.1 million in term loan modification third party fees, partially offset by $(9.5) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of the Second Lien Notes and $(1.4) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense decreased $6.6 million to $115.9 million for the three months ended September 30, 2026 compared to $122.5 million during the three months ended September 30, 2025 primarily due to declines in interest expense of $7.2 million on the Muvico Term Loans due to lower variable interest rates, $4.3 million on the New Exchangeable Notes issued on July 1, 2025 and extinguished on May 4 and May 11 of 2026, $2.9 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $1.5 million on the Senior Subordinated Notes due 2027 due to redemptions of the remaining principal balances on July 24, 2026, $0.4 million on the Second Lien Notes due to redemptions of the remaining principal balances, $0.3 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances and $0.3 million related to the NCM exhibitor services agreement, partially offset by increased interest expense of $10.0 million on the New 2029 Notes issued on July 24, 2025 and $0.3 million on the Existing Exchangeable Notes issued on July 22, 2024 due to an additional year of PIK interest at 8% and offset by redemptions of $337.4 million aggregate principal amount on July 24, 2025. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(2.8) million for the three months ended September 30, 2026, compared to investment income of $(1.0) million for the three months ended September 30, 2025. Investment income in the current year includes interest income of $(3.4) million, partially offset by $0.6 million of unrealized losses on our investments in common shares in Hycroft. Investment income in the prior year includes $(9.3) million of unrealized gains on our investments in Hycroft and interest income of $(2.0) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less impairments. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $5.5 million and $0.9 million for the three months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $69.2 million and $(262.9) million during the three months ended September 30, 2026, and September 30, 2025, respectively. Net earnings during the three months ended September 30, 2026 compared to net loss for the three months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other expense, decreases in interest expense, decreases in rent expense, decreases in depreciation and amortization, and increases in investment income, partially offset by increases in general and administrative expenses and income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $117.7 million, or 40.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Admissions revenues increased $75.7 million, or 44.2%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in attendance of 41.5% from 16.1 million patrons to 22.8 million patrons and a 1.9% increase in average ticket price, partially offset by the decrease in foreign currency translation rates. Attendance increased in International markets due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for IMAX, PLF and XL screens.

Food and beverage revenues increased $37.4 million, or 41.4%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in attendance, partially offset by the decrease in foreign currency translation rates. Food and beverage per patron was unchanged at $5.61 for the three months ended September 30, 2026 and 2025.

Total other theatre revenues increased $4.6 million, or 14.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising revenue, partially offset by decreases in foreign currency translation rates.

Operating costs and expenses. Operating costs and expenses increased $54.0 million, or 17.8%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Film exhibition costs increased $35.3 million, or 52.1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in admissions revenues due to the factors discussed above and the increase in film exhibition cost percentage. As a percentage of admissions revenues, film exhibition costs were 41.7% for the three months ended September 30, 2026, compared to 39.6% for the three months ended September 30, 2025.

Food and beverage costs increased $9.0 million, or 38.8%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 25.2% for the three months ended September 30, 2026, compared to 25.7% for the three months ended September 30, 2025.

Operating expense increased $8.9 million, or 8.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a percentage of revenues, operating expense was 29.2% for the three months ended September 30, 2026, compared to 37.8% for the three months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $1.2 million, or 2.0%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to increases in common area maintenance expense, partially offset by decreases in foreign currency translation rates.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.3 million during the three months ended September 30, 2026, compared to $0.0 million during the three months ended September 30, 2025.

Other. Other general and administrative expense increased $0.8 million, or 3.6%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to increases in bonus expense of $0.8 million as a result of higher than expected annual performance compared to annual industry attendance indexed targets in the current year compared to the prior year, partially offset by the decrease in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 7.8%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025 and decreases in foreign currency translation rates.

Other expense (income). Other income of $(4.2) million during the three months ended September 30, 2026 was primarily due to $(1.6) million of foreign currency transaction gains, $(1.4) million in equity in earnings related to non-consolidated entities, $(1.3) million of business interruption insurance recoveries and $(0.2) million in governmental assistance, partially offset by $0.2 million net periodic pension cost and $0.1 million of other financing costs. Other expense of $8.6 million during the three months ended September 30, 2025 was primarily due to $9.0 million in foreign currency transaction losses. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $2.7 million to $14.1 million for the three months ended September 30, 2026 compared to $16.8 million during the three months ended September 30, 2025 primarily due to declines in interest expense of $2.4 million related to the refinancing of the Odeon Notes due 2027 and $0.3 million related to finance lease obligations. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.2) million for the three months ended September 30, 2026, compared to investment income of $(0.3) million for the three months ended September 30, 2025. Investment income in the current and prior period is comprised of interest income.

Income tax provision. The income tax provision was $4.0 million and $0.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $40.1 million and $(35.3) million during the three months ended September 30, 2026, and September 30, 2025, respectively. Net earnings during the three months ended September 30, 2026 compared to net loss for the three months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other expense, decreases in interest expense, and decreases in depreciation and amortization, partially offset by increases in income tax provision, increases in rent expense, increases in general and administrative expenses, and decreases in investment income.

Results of Operations—For the Nine Months ended September 30, 2026, Compared to the Nine Months ended September 30, 2025

Condensed Consolidated Results of Operations

Revenues. Total revenues increased $792.6 million, or 22.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Admissions revenues increased $443.8 million, or 22.7%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in attendance of 18.9% from 163.1 million patrons to 193.8 million patrons and a 3.3% increase in average ticket price. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for IMAX, PLF and XL screens and increases in foreign currency translation rates, partially offset by decreases in contributions from 3D screens. Attendance increased in U.S. and International markets due to the popularity of film product compared to the prior year.

Food and beverage revenues increased $278.0 million, or 22.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 3.0% from $7.57 to $7.80 primarily due to an increase in average prices and increases in foreign currency translation rates, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $70.8 million, or 18.9%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising revenue and increases in foreign currency translation rates, partially offset by decreases in revenue from expirations of package tickets and gift cards in our International markets. As a result of our Amended ESA, advertising income increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $334.0 million, or 9.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Film exhibition costs increased $223.1 million, or 23.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above. As a percentage of admissions revenues, film exhibition costs were 49.0% for the nine months ended September 30, 2026 and 48.7% for the nine months ended September 30, 2025.

Food and beverage costs increased $39.3 million, or 16.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 18.6% for the nine months ended September 30, 2026, compared to 19.6% for the nine months ended September 30, 2025.

Operating expense increased by $51.0 million, or 3.9%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a percentage of revenues, operating expense was 31.4% for the nine months ended September 30, 2026, compared to 37.0% for the nine months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $4.3 million, or 0.6%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases in foreign currency translation rates, partially offset by a decrease in average screens of 1.6%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.7 million during the nine months ended September 30, 2026, compared to $3.2 million during the nine months ended September 30, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $23.5 million, or 13.9%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to increases in stock-based compensation expense of $13.4 million related to February 2026 equity unit awards approved by shareholders in September 2026 with accelerated expense recognition for certain grantees and increases in incentive bonus expense of $8.0 million as a result of higher than expected annual performance compared to annual industry box office and attendance indexed targets in the current year compared to the prior year and increases in foreign currency translation rates. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the increase in stock-based compensation expense in our U.S. markets.

Depreciation and amortization. Depreciation and amortization decreased $5.7 million, or 2.4%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025, partially offset by increases in foreign currency translation rates.

Other expense. Other expense of $60.1 million during the nine months ended September 30, 2026 was primarily due to $33.0 million loss on extinguishment of the New Exchangeable Notes, $30.1 million loss on extinguishment of the Odeon Notes due 2027, $9.1 million of expense related to the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, $7.0 million in foreign currency transaction losses and $0.6 million loss on extinguishment of the Senior Subordinated Notes due 2027, partially offset by $(11.1) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes, $(9.3) million in equity in earnings related to non-consolidated entities, $(1.5) million of business interruption insurance recoveries and $(0.7) million in governmental assistance. Other expense of $103.9 million during the nine months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of the Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of the Existing 7.5% Notes and $2.1 million in term loan modification third party fees, partially offset by $(42.6) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, $(27.9) million in foreign currency transaction gains, $(10.5) million of governmental assistance, $(9.5) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of the Second Lien Notes and $(4.5) million of equity in earnings of non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $17.9 million to $405.9 million for the nine months ended September 30, 2026 compared to $388.0 million during the nine months ended September 30, 2025 primarily due to increased interest expense of $72.3 million on the New 2029 Notes issued on July 24, 2025, $9.1 million related to higher discount rates on the significant financing component of the Amended ESA and $0.7 million on the New Exchangeable Notes issued on July 1, 2025 and extinguished on May 4 and May 11 of 2026, partially offset by declines in interest expense of $25.7 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $15.2 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $11.7 million on the Muvico Term Loans due to lower interest rates, $3.3 million on the Second Lien Notes due to redemptions of the remaining principal balances, $4.2 million related to the refinancing of the Odeon Notes due 2027, $1.6 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, $1.5 million on the Senior Subordinated Notes due 2027 due to redemptions of the remaining principal balances on July 24, 2026 and $1.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(20.8) million for the nine months ended September 30, 2026, compared to investment income of $(8.4) million for the nine months ended September 30, 2025. Investment income in the current year includes $(15.9) million of realized and unrealized gains on our investments in common shares in Hycroft, and interest income of $(4.9) million. Investment income in the prior year includes $(11.8) million of unrealized gains on our investments in Hycroft and interest income of $(6.9) million, partially offset by an impairment charge of $10.3 million related to our investment in an equity security without a readily determinable fair value measured at cost less any impairments. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $15.1 million and $4.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $19.2 million and $505.0 million during the nine months ended September 30, 2026, and September 30, 2025, respectively. Net loss during the nine months ended September 30, 2026 compared to net loss for the nine months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other expense, increases in investment income, and decreases in depreciation and amortization, partially offset by increases in general and administrative expenses, increases in interest expense, increases in income tax provision, increases in rent expense and increases in foreign currency translation rates.

Theatrical Exhibition—U.S. Markets

Revenues. Total revenues increased $561.4 million, or 20.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Admissions revenues increased $296.6 million, or 20.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in attendance of 16.6% from 116.1 million patrons to 135.4 million patrons and a 2.9% increase in average ticket price. Attendance increased in U.S. markets due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats and increases in attendance for IMAX, PLF and XL screens, partially offset by decreases in contributions from 3D screens.

Food and beverage revenues increased $200.6 million, or 20.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 3.0% from $8.53 to $8.79 primarily due to an increase in average prices, partially offset by lower units per transaction by guests.

Total other theatre revenues increased $64.2 million, or 23.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees and increases in advertising revenue. As a result of our Amended ESA, advertising revenue increased from the prior year by $5.2 million due to an increase in discount rates related to the significant financing component of the Amended ESA, partially offset by lower amortization of deferred revenues due to an increase in the term of the Amended ESA. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA.

Operating costs and expenses. Operating costs and expenses increased $220.3 million, or 8.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Film exhibition costs increased $160.6 million, or 21.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in admissions revenue due to the factors discussed above. As a percentage of admissions revenues, film exhibition costs were 52.1% for the nine months ended September 30, 2026, compared to 51.7% for the nine months ended September 30, 2025.

Food and beverage costs increased $19.7 million, or 11.0%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 16.7% for the nine months ended September 30, 2026, compared to 18.1% for the nine months ended September 30, 2025.

Operating expense increased by $33.8 million, or 3.4%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a percentage of revenues, operating expense was 30.9% for the nine months ended September 30, 2026, compared to 36.0% for the nine months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense decreased $5.4 million, or 1.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decrease in average screens of 2.0%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $1.2 million during the nine months ended September 30, 2026, compared to $3.2 million during the nine months ended September 30, 2025. The prior year expense relates to severance costs in U.S. markets.

Other. Other general and administrative expense increased $19.2 million, or 18.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to increases in stock-based compensation expense of $13.4 million related to February 2026 equity unit awards approved by shareholders in September 2026 with accelerated expense recognition for certain grantees and increases in incentive bonus expense of $5.9 million as a result of higher than expected annual performance compared to annual industry box office indexed targets in the current year compared to the prior year. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the increase in stock-based compensation expense in our U.S. markets.

Depreciation and amortization. Depreciation and amortization decreased $5.6 million, or 3.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025.

Other expense. Other expense of $26.9 million during the nine months ended September 30, 2026 was primarily due to $33.0 million loss on extinguishment of the New Exchangeable Notes, $9.1 million of expense related to the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes and $0.6 million loss on extinguishment of the Senior Subordinated Notes due 2027, partially offset by $(11.1) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes and $(7.2) million in equity in earnings related to non-consolidated entities. Other expense of $143.1 million during the nine months ended September 30, 2025 was primarily due to a $103.3 million loss on extinguishment of $337.4 million aggregate principal amount of the Existing Exchangeable Notes, a $99.0 million loss on extinguishment of $590.0 million aggregate principal amount of the Existing 7.5% Notes and $2.1 million in term loan modification third party fees, partially offset by $(42.6) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes, $(9.5) million of income related to the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes, $(6.6) million of gain on the extinguishment of the Second Lien Notes and $(4.0) million of equity in earnings of non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense.

Interest expense. Interest expense increased $21.9 million to $360.1 million for the nine months ended September 30, 2026 compared to $338.2 million during the nine months ended September 30, 2025 primarily due to increased interest expense of $72.3 million on the New 2029 Notes issued on July 24, 2025, $9.1 million related to higher discount rates on the significant financing component of the Amended ESA and $0.7 million on the New Exchangeable Notes issued on July 1, 2025 and extinguished on May 4 and May 11 of 2026, partially offset by declines in interest expense of $25.7 million on the Existing 7.5% Notes due to redemptions of $590.0 million aggregate principal amount on July 24, 2025, $15.2 million on the Existing Exchangeable Notes issued on July 22, 2024 due to redemptions of $337.4 million aggregate principal amount on July 24, 2025, $11.7 million on the Muvico Term Loans due to lower interest rates, $3.3 million on the Second Lien Notes due to redemptions of the remaining principal balances, $1.6 million on the Senior Subordinated Notes due 2026 due to redemptions of the remaining principal balances, $1.5 million on the Senior Subordinated Notes due 2027 due to redemptions of the remaining principal balances on July 24, 2026 and $1.2 million on the Senior Subordinated Notes due 2025 due to redemptions of the remaining principal balances. See Note 3—Revenue Recognition in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the Amended ESA and Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(20.2) million for the nine months ended September 30, 2026, compared to investment income of $(7.9) million for the nine months ended September 30, 2025. Investment income in the current year includes $(15.9) million of realized and unrealized gains on our investments in common shares in Hycroft and interest income of $(4.3) million. Investment income in the prior year includes $(11.8) million of unrealized gains on our investments in Hycroft and interest income of $(6.4) million, partially offset by an impairment charge of $10.3 million related to our investment in equity security without a readily determinable fair value measured at cost less any impairments. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about our investments in Hycroft.

Income tax provision. The income tax provision was $7.7 million and $2.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net earnings (loss). Net earnings (loss) was $2.5 million and $(439.8) million during the nine months ended September 30, 2026, and September 30, 2025, respectively. Net earnings during the nine months ended September 30, 2026 compared to net loss for the nine months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in other expense, increases in investment income, decreases in depreciation and amortization and decreases in rent expense, partially offset by increases in interest expense, increases in general and administrative expenses and increases in income tax provision.

Theatrical Exhibition—International Markets

Revenues. Total revenues increased $231.2 million, or 28.1%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Admissions revenues increased $147.2 million, or 30.8%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in attendance of 24.3% from 47.0 million patrons to 58.4 million patrons and a 5.2% increase in average ticket price. Attendance increased in International markets due to the popularity of film product compared to the prior year. The increase in average ticket price was primarily due to increased ticket prices for all formats, increases in attendance for IMAX, PLF, and XL screens and increases in foreign currency translation rates.

Food and beverage revenues increased $77.4 million, or 31.6%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in attendance and increase in food and beverage per patron. Food and beverage per patron increased 5.8% from $5.21 to $5.51 primarily due to an increase in average prices, increases in units per transaction and increases in foreign currency translation rates.

Total other theatre revenues increased $6.6 million, or 6.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases in revenue from ticket fees due to the increase in attendance, the number of guests paying ticket fees and increases in the price of ticket fees, increases in advertising revenue and increases in foreign currency translation rates, partially offset by decreases in revenue from expirations of package tickets and gift cards in our International markets.

Operating costs and expenses. Operating costs and expenses increased $113.7 million, or 13.0%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Film exhibition costs increased $62.5 million, or 33.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in admissions revenues due to the factors discussed above. As a percentage of admissions revenues, film exhibition costs were 40.1% for the nine months ended September 30, 2026, compared to 39.3% for the nine months ended September 30, 2025.

Food and beverage costs increased $19.6 million, or 31.3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in food and beverage costs was primarily due to the increase in food and beverage revenues due to the factors discussed above, partially offset by the decrease in food and beverage cost as a percentage of food and beverage revenues. As a percentage of food and beverage revenues, food and beverage costs were 25.5% for the nine months ended September 30, 2026, compared to 25.6% for the nine months ended September 30, 2025.

Operating expense increased by $17.2 million, or 5.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a percentage of revenues, operating expense was 33.0% for the nine months ended September 30, 2026, compared to 40.2% for the nine months ended September 30, 2025. The decrease in operating expense as a percentage of revenues is primarily due to the operating leverage gained as attendance increases. Rent expense increased $9.7 million, or 5.5%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to increases in foreign currency translation rates and increases in common area maintenance expenses, partially offset by a decrease in average screens of 0.4%.

Merger, acquisition, and other costs. Merger, acquisition, and other costs were $0.5 million during the nine months ended September 30, 2026, compared to $0.0 million during the nine months ended September 30, 2025.

Other. Other general and administrative expense increased $4.3 million, or 6.8%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 primarily due to increases in incentive bonus expense of $2.1 million as a result of higher than expected annual performance compared to annual industry attendance indexed targets in the current year compared to the prior year and increases in foreign currency translation rates.

Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 0.2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to theatre closures and lower depreciation expense on theatres impaired during the year ended December 31, 2025, partially offset by increases in foreign currency translation rates.

Other expense (income). Other expense of $33.2 million during the nine months ended September 30, 2026 was primarily due to $30.1 million loss on extinguishment of the Odeon Notes due 2027, $7.0 million in foreign currency transaction losses and $0.1 million of other financing costs, partially offset by $(2.1) million in equity in earnings related to non-consolidated entities, $(1.3) million of business interruption insurance recoveries and $(0.7) million in governmental assistance. Other income of $(39.2) million during the nine months ended September 30, 2025 was primarily due to $(27.9) million in foreign currency transaction gains, $(10.5) million of governmental assistance and $(0.3) million of equity in earnings of non-consolidated entities. See Note 1—Basis of Presentation in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information about the components of other expense (income).

Interest expense. Interest expense decreased $4.0 million to $45.8 million for the nine months ended September 30, 2026 compared to $49.8 million during the nine months ended September 30, 2025 primarily due to decreased interest expense of $4.2 million related to the refinancing of the Odeon Notes due 2027. See Note 5—Corporate Borrowings and Finance Lease Liabilities in the Notes to the Condensed Consolidated Financial Statements

under Part I, Item 1 of this Form 10-Q for additional information about our indebtedness.

Investment income. Investment income was $(0.6) million for the nine months ended September 30, 2026, compared to investment income of $(0.5) million for the nine months ended September 30, 2025. Investment income is comprised of interest income in the current and prior periods.

Income tax provision. The income tax provision was $7.4 million and $1.7 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. See Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Net loss. Net loss was $21.7 million and $65.2 million during the nine months ended September 30, 2026, and September 30, 2025, respectively. Net loss during the nine months ended September 30, 2026 compared to net loss for the nine months ended September 30, 2025 was positively impacted by the increase in attendance as a result of the popularity of new film releases compared to the prior year, decreases in interest expense, decreases in depreciation and amortization and increases in investment income, partially offset by decreases in other income, increases in income tax provision, increases in rent expense, increases in general and administrative expenses and increases in foreign currency translation rates.

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

During the first quarter of 2026, we changed our definition of Adjusted EBITDA to adjust for net periodic pension cost. Net periodic pension cost is a recurring expense that includes several components such as service cost, interest cost, expected return on plan assets, amortization of prior service cost, and amortization of actuarial gains/losses. Additionally, we also include infrequent gains and losses from benefit curtailments and settlements of pension obligations in net periodic pension cost. We no longer believe that net periodic pension cost should be included in Adjusted EBITDA as the pension plans are frozen, service cost is zero, and the remaining components are not indicative of ongoing operating performance as they are not driven by current operating decisions and largely depend on actuarial assumptions. While not the basis for this change, the revised definition further aligns our definition of Adjusted EBITDA with the definition used in our debt agreements. The adjustment for net periodic pension cost is included in the caption titled “other expense” in the condensed consolidated statement of operations and in the reconciliation of net earnings (loss) to Adjusted EBITDA further below. See the components of other expense table in Note 1—Basis of Presentation for net periodic pension cost recorded in each period presented. All comparative period information for Adjusted EBITDA has been re-cast to conform with the current definition. The impact of this change on previously reported Adjusted EBITDA for the three and nine months ended September 30, 2025 was an improvement of $0.3 million and $0.9 million, respectively.

The following tables set forth our Adjusted EBITDA by reportable operating segment and our reconciliation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
Adjusted EBITDA (In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S. markets	$275.0	$111.2	$582.5	$235.4
International markets	72.5	11.3	124.7	18.9
Total Adjusted EBITDA	$347.5	$122.5	$707.2	$254.3

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net earnings (loss)	$109.3	$(298.2)	$(19.2)	$(505.0)
Plus:
Income tax provision (1)	9.5	1.2	15.1	4.0
Interest expense	130.0	139.3	405.9	388.0
Depreciation and amortization	75.8	79.4	227.6	233.3
Certain operating expense (income) (2)	(0.9)	0.7	1.1	6.1
Equity in earnings of non-consolidated entities (3)	(2.6)	(1.6)	(9.3)	(4.5)
Attributable EBITDA (4)	1.4	0.4	2.2	0.9
Investment income (5)	(3.0)	(1.3)	(20.8)	(8.4)
Other expense (6)	7.0	196.5	71.6	119.0
Merger, acquisition and other costs (7)	0.3	0.1	1.7	3.2
Stock-based compensation expense (8)	20.7	6.0	31.3	17.7
Adjusted EBITDA	$347.5	$122.5	$707.2	$254.3

(1)	For information regarding the income tax provision, see Note 7—Income Taxes in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
(2)	Amounts represent preopening expense related to temporarily closed screens under renovation, theatre and other closure expense for the permanent closure of screens, gains or losses from the disposition of assets, and other non-operating gains or losses included in operating expenses. We have excluded these items as they are non-cash in nature or related to theatres that are not open.
(3)	Equity in earnings of non-consolidated entities during the three months ended September 30, 2026 primarily consisted of equity in earnings from AC JV of $(1.2) million. Equity in earnings of non-consolidated entities during the three months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(0.8) million.

Equity in earnings of non-consolidated entities during the nine months ended September 30, 2026 primarily consisted of equity in earnings from AC JV of $(6.9) million. Equity in earnings of non-consolidated entities during the nine months ended September 30, 2025 primarily consisted of equity in earnings from AC JV of $(3.4) million.

(4)	Attributable EBITDA includes the EBITDA from equity investments in theatre operators in certain International markets. See below for a reconciliation of our equity in (earnings) of non-consolidated entities to attributable EBITDA. Because these equity investments are in theatre operators in regions where we hold a significant market share, we believe attributable EBITDA is more indicative of the performance of these equity investments and management uses this measure to monitor and evaluate these equity investments.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Equity in (earnings) of non-consolidated entities	$(2.6)	$(1.6)	$(9.3)	$(4.5)
Less:
Equity in (earnings) of non-consolidated entities excluding International theatre joint ventures	(1.6)	(1.6)	(7.8)	(4.6)
Equity in earnings (loss) of International theatre joint ventures	1.0	—	1.5	(0.1)
Income tax provision (benefit)	0.1	—	0.1	(0.1)
Investment income	—	—	(0.1)	—
Interest expense	—	—	—	0.1
Depreciation and amortization	0.3	0.4	0.7	1.0
Attributable EBITDA	$1.4	$0.4	$2.2	$0.9

(5)	Investment income during the three months ended September 30, 2026 includes interest income of $(3.6) million, partially offset by unrealized losses on our investment in Hycroft of $0.6 million. Investment income during the three months ended September 30, 2025 included unrealized gains on our investments in Hycroft of $(9.3) million and interest income of $(2.3) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

Investment income during the nine months ended September 30, 2026 includes realized and unrealized gains on our investments in Hycroft of $(15.9) million and interest income of $(4.9) million. Investment income during the nine months ended September 30, 2025 included unrealized gains on our investments in Hycroft of $(11.8) million and interest income of $(6.9) million, partially offset by an impairment of an equity security without a readily determinable fair value of $10.3 million.

(6)	Other expense during the three months ended September 30, 2026 includes the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $6.4 million, other financing costs of $1.1 million, loss on extinguishment of the Senior Subordinated Notes due 2027 of $0.6 million, and net periodic pension cost of $0.5 million, partially offset by foreign currency transaction gains of $(1.6) million. Other expense during the three months ended September 30, 2025 included net losses on debt extinguishments of $196.0 million, foreign currency transaction losses of $9.0 million, term loan modification third party fees of $2.1 million and net periodic pension cost of $0.3 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(1.4) million and a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million.

Other expense during the nine months ended September 30, 2026 includes the loss on extinguishment of the New Exchangeable Notes of $33.0 million, the loss on extinguishment of the Odeon Notes due 2027 of $30.1 million, the increase in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $9.1 million, foreign currency transaction losses of $7.0 million, net periodic pension cost of $1.5 million, other financing costs of $1.1 million, loss on extinguishment of the Senior Subordinated Notes due 2027 of $0.6 million, and debt modification third party fees of $0.3 million, partially offset by the decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(11.1) million. Other expense during the nine months ended September 30, 2025 included net losses on debt extinguishments of $196.0 million, term loan modification third party fees of $2.1 million and net periodic pension cost of $0.9 million, partially offset by a decrease in the fair value of the bifurcated embedded derivative in the Existing Exchangeable Notes of $(42.6) million, a decrease in the fair value of the bifurcated embedded derivative in the New Exchangeable Notes of $(9.5) million and foreign currency transaction gains of $(27.9) million.

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

During the three months ended September 30, 2026, Adjusted EBITDA in the U.S. markets was $275.0 million compared to $111.2 million during the three months ended September 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price, and an increase in food and beverage per patron, partially offset by an increase in general and administrative expenses primarily related to increases in incentive bonus expense due to performance. During the three months ended September 30, 2026, Adjusted EBITDA in the International markets was $72.5 million compared to $11.3 million during the three months ended September 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year and an increase in average ticket price. During the three months ended September 30, 2026, Adjusted EBITDA in the U.S. markets and International markets was $347.5 million compared to $122.5 million during the three months ended September 30, 2025, driven by the aforementioned factors impacting Adjusted EBITDA.

During the nine months ended September 30, 2026, Adjusted EBITDA in the U.S. markets was $582.5 million compared to $235.4 million during the nine months ended September 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price, an increase in food and beverage per patron, a decrease in rent expense, and an increase in advertising revenues in other revenues related to an increase in discount rates for the significant financing component of the Amended ESA, partially offset by an increase in general and administrative expenses primarily related to increases in incentive bonus expense due to performance. During the nine months ended September 30, 2026, Adjusted EBITDA in the International markets was $124.7 million compared to $18.9 million during the nine months ended September 30, 2025. The year-over-year increase was primarily driven by an increase in attendance due to the popularity of film releases compared to the prior year, an increase in average ticket price, an increase in food and beverage per patron and the increase in foreign currency translation rates, partially offset by lower amounts of governmental assistance and decreases in revenue from expirations of package tickets and gift cards. During the nine months ended September 30, 2026, Adjusted EBITDA in the U.S. markets and International markets was $707.2 million compared to $254.3 million during the nine months ended September 30, 2025, driven by the aforementioned factors impacting Adjusted EBITDA.

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

We had working capital deficit (excluding restricted cash) as of September 30, 2026, and December 31, 2025 of $(792.8) million and $(1,090.6) million, respectively. As of September 30, 2026 and December 31, 2025, working capital included operating lease liabilities of $569.1 million and $560.0 million, respectively, and deferred revenues of $452.6 million and $465.5 million, respectively.

As of September 30, 2026, we had cash and cash equivalents of $751.9 million.

During the nine months ended September 30, 2026, we enhanced liquidity through equity issuances. See Note 6—Stockholders’ Deficit in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

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

2026 Refinancing Transactions

On October 5, 2026, we completed the 2026 Refinancing Transactions, which included issuing $2,000.0 million aggregate principal amount of 8.875% first lien notes, $850.0 million aggregate principal amount of first lien term loans, $1,120.0 million aggregate principal amount of second lien term loans and the repayment, redemption and discharge of certain existing indebtedness. See Note 11—Subsequent Events for further information regarding the 2026 Refinancing Transactions.

Odeon Credit Agreement

On April 17, 2026, Odeon Finco entered into the Odeon Credit Agreement and borrowed $425.0 million of Odeon Term Loans due 2031, which bore interest at a fixed rate of 10.50% per annum.

The proceeds, together with approximately $38.2 million of cash on hand, were used to fund the Odeon Notes Redemption and to pay related fees, costs, premiums and expenses, including approximately $23.5 million of interest due on the Odeon Notes due 2027. On October 5, 2026, in connection with the 2026 Refinancing Transactions, Odeon Finco repaid the Odeon Term Loans due 2031 in full and the Odeon Credit Agreement was terminated. See Note 5—Corporate Borrowings and Finance Lease Liabilities and Note 11—Subsequent Events in the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

New Exchangeable Notes Voluntary Exchange

On May 4 and May 11, 2026, the Exchanging Noteholders delivered Notices of Voluntary Exchange to Muvico and GLAS Trust Company LLC, as exchange agent, to exchange all $155,845,562 aggregate principal amount of New Exchangeable Notes outstanding for shares of Common Stock, pursuant to the terms of the New Exchangeable Notes Indenture. We settled the Exchange by issuing an aggregate of 142,102,295 shares of Common Stock to the Exchanging Noteholders (including shares issued in respect of the Exchange Adjustment Consideration (as defined in the New Exchangeable Notes Indenture) and $0.9 million accrued and unpaid interest). As a result of the Exchange, all remaining New Exchangeable Notes were cancelled in accordance with the New Exchangeable Notes Indenture.

2027 Senior Subordinated Notes Redemption

Concurrently with the completion of the Offering, on June 24, 2026, we delivered a notice of full redemption to holders of our $125.5 million aggregate principal amount of Senior Subordinated Notes due 2027 to redeem the Senior Subordinated Notes due 2027 in full at a redemption price equal to 100.000% of the principal amount of the Senior Subordinated Notes due 2027, plus accrued and unpaid interest. On July 24, 2026, we redeemed the Senior Subordinated Notes due 2027 in full and recorded a loss on extinguishment of $0.6 million.

Liquidity Requirements

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund our operations and satisfy our obligations currently and through the next twelve months. Our historical cash burn rates are not sustainable long-term. Until such time as we are able to achieve consistent attendance and revenue levels sufficient to generate sustainable annual net positive cash flows from operating activities, it is difficult to estimate our future cash burn rates and liquidity requirements. Depending on our assumptions regarding the timing to achieve consistent levels of attendance and revenue sufficient to generate sustainable annual net positive cash flows from operating activities, the estimates of the required liquidity vary significantly. We have achieved net positive cash flows from operating activities for the nine months ended September 30, 2026.

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

As a result of the 2026 Refinancing Transactions, almost all of our debt maturities have been extended and we also reduced the average interest rate payable on our debt. The following table provides the principal payments required and maturities of corporate borrowings after giving effect to the 2026 Refinancing Transactions:

Principal
Amount of
Corporate
(In millions)	Borrowings
2027	$8.5
2028	8.5
2029	8.5
2030	124.6
2031	2,816.0
Thereafter	1,120.0
Total	$4,086.1

The following is a summary of our net cash flows for the nine months ended September 30, 2026 and September 30, 2025:

(in millions)	September 30, 2026	September 30, 2025
Operating activities	$283.5	$(246.5)
Investing activities	(126.8)	(163.9)
Financing activities	161.5	134.3

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities improved by $530.0 million primarily due to increases in attendance, increases in average ticket prices, increases in food and beverage per patron, increases in advertising revenue, increases in lease incentives, decreases in cash paid for interest, and an increase in cash provided by working capital. The increase in cash provided by working capital was primarily driven by the float from film rental payments, which typically are paid to distributors 14 to 49 days following the receipt of admissions revenue. The box office in the third quarter of 2026 outperformed the box office in the third quarter of 2025.

Cash Flows from Investing Activities

Net cash used in investing activities decreased by $37.1 million primarily due to proceeds from the sale of part of our investment in Hycroft, increases in proceeds from sales of long-term assets, and decreases in investments in non-consolidated entities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $27.2 million primarily due to increased proceeds from equity issuances and decreases in cash used for deferred financing costs, partially offset by increases in net cash used to redeem or refinance indebtedness.

Covenant Compliance

As of September 30, 2026, we believe that we were in full compliance with all agreements, including related covenants, governing our outstanding debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, our financial results are exposed to fluctuations in interest rates and foreign currency exchange rates. We manage the risk of fluctuations in interest rates by maintaining an appropriate balance between our fixed and floating-rate debt. In accordance with applicable guidance, we presented a sensitivity analysis showing the potential impact to net earnings (loss) of changes in interest rates and foreign currency exchange rates. For the nine months ended September 30, 2026 and September 30, 2025, our analysis utilized a hypothetical 100 basis-point increase or decrease to the average interest rate on our variable rate debt instruments to illustrate the potential impact to interest expense of changes in interest rates. Our analysis also utilized a hypothetical 100 basis-point increase or decrease to market interest rates on our performance-based variable-rate financial instruments and fixed rate financial instruments to illustrate the potential impact to fair value of changes in interest rates.

Similarly, for the same period, our analysis used a uniform and hypothetical 10% increase in foreign currency translation rates to depict the potential impact on net earnings (loss) due to changes in foreign exchange rates. These market risk instruments and the potential impacts to the condensed consolidated statements of operations are presented below.

Market risk on performance-based & market-based variable-rate hybrid financial instruments. As of September 30, 2026, we had an aggregate of $1,979.2 million outstanding principal amount of our Muvico Term Loans which bear interest, at our option, at rates equal to either (i) a base rate plus a margin of between 500 and 600 basis points depending on the total leverage ratio of the Company and its subsidiaries on a consolidated basis (the “Total Leverage Ratio”) or (ii) Term SOFR plus a margin of between 600 and 700 basis points depending on the Total Leverage Ratio.

The rate in effect for the outstanding Muvico Term Loans was 9.891% per annum as of September 30, 2026, and 11.134% per annum for the Muvico Term Loans as of September 30, 2025.

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. A 100-basis point change in market interest rates would have increased or decreased interest expense on the Muvico Term Loans by approximately $14.9 million during the nine months ended September 30, 2026.

A 100-basis point change in market interest rates would have increased or decreased interest expense on the Muvico Term Loans by $15.0 million during the nine months ended September 30, 2025.

On October 5, 2026, we repaid all of the outstanding Muvico Term Loans and borrowed $850.0 million aggregate principal amount of New 1L Term Loans as part of the 2026 Refinancing Transactions. The New 1L Term Loans bear interest at the Company’s election, at either (i) the Alternate Base Rate (as defined in the New 1L Term Loan Credit Agreement) or (ii) Adjusted Term SOFR (as defined in the New 1L Term Loan Credit Agreement) for the applicable interest period, in each case plus the Applicable Rate (as defined in the New 1L Term Loan Credit Agreement). The change in capital structure reduces the magnitude of the market risk of our floating-rate financial instruments. On a pro forma basis, giving effect to the 2026 Refinancing Transactions as if they had occurred on January 1, 2026, our floating-rate debt would have consisted of $850.0 million aggregate principal amount of New 1L Term Loans, and a 100-basis point change in market interest rates would have increased or decreased interest expense on our floating-rate debt by approximately $6.4 million during the nine months ended September 30, 2026, compared with approximately $14.9 million on the Muvico Term Loans.

Market risk on performance-based variable-rate financial instruments. As of September 30, 2026, we had an aggregate of $903.4 million outstanding principal amount of the New 2029 Notes which bear interest ranging from 11.5% to 15.0% per annum depending on the Total Leverage Ratio. The rate in effect for the outstanding New 2029 Notes was 15.0% per annum at September 30, 2026.

A 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of our performance-based variable-rate financial instruments of approximately $21.8 million and $(21.2) million, respectively, as of September 30, 2026.

On October 5, 2026, in connection with the 2026 Refinancing Transactions, the New 2029 Notes were redeemed in full and the New 2029 Notes Indenture was satisfied and discharged, As a result, following the 2026 Refinancing Transactions, we no longer have any performance-based variable-rate financial instruments outstanding.

Market risk on fixed-rate financial instruments. Included in corporate borrowings as of September 30, 2026, were principal amounts of $116.1 million of the Existing Exchangeable Notes, $360.0 million of the Existing 7.5% Notes, and $423.9 million of the Odeon Term Loans due 2031. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $27.2 million and $(26.2) million, respectively, as of September 30, 2026.

Included in corporate borrowings as of September 30, 2025, were principal amounts of $154.5 million of the New Exchangeable Notes, $107.3 million of the Existing Exchangeable Notes, $360.0 million of the Existing 7.5% Notes, $400.0 million of the Odeon Notes due 2027, and $125.5 million of the Senior Subordinated Notes due 2027. A 100-basis point change in market interest rates would have caused an increase or (decrease) in the fair value of our fixed rate financial instruments of approximately $28.5 million and $(27.5) million, respectively, as of September 30, 2025.

On October 5, 2026, in connection with the 2026 Refinancing Transactions, we repaid, redeemed or discharged the Existing 7.5% Notes and the Odeon Term Loans due 2031, and issued $2,000.0 million aggregate principal amount of 2031 Notes, which bear interest at a rate of 8.875% per annum, and incurred $1,120.0 million aggregate principal amount of New 2L Term Loans, which bear interest at a fixed rate of 11.25% per annum. The change in capital structure increases the magnitude of the market risk of our fixed-rate financial instruments. On a pro forma basis as of October 5, 2026, our fixed-rate financial instruments consisted of the 2031 Notes, the New 2L Term Loans and $116.1 million aggregate principal amount of Existing Exchangeable Notes, and a 100-basis point change in market interest rates would have caused an increase (decrease) in the fair value of these fixed rate financial instruments of approximately $139.4 million and $(132.0) million, respectively, of which $135.9 million and $(128.7) million, respectively, relate to the 2031 Notes and the New 2L Term Loans.

Immediately following the 2026 Refinancing Transactions, approximately $3,236.1 million aggregate principal amount, or approximately 79.2% of our corporate borrowings bore interest at fixed rates, and $850.0 million, or approximately 20.8%, bore interest at floating rates.

Foreign currency exchange rate risk. We are also exposed to market risk arising from changes in foreign currency exchange rates affecting our International markets operations. International markets revenues and operating expenses are transacted in British Pounds, Euros, Swedish Krona and Norwegian Krone. U.S. GAAP requires that our subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. If any international subsidiary operates in a highly inflationary economy, U.S. GAAP requires that the U.S. dollar be used as the functional currency. Currency fluctuations in the countries in which we operate result in us reporting exchange gains (losses) or foreign currency translation adjustments. Based upon the functional currencies in the International markets as of September 30, 2026, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the nine months ended September 30, 2026, by approximately $2.2 million. Based upon the functional currencies in the International markets as of September 30, 2025, holding everything else constant, a hypothetical 10% increase in foreign currency translation rates to depict the potential impact to net loss of changes in foreign exchange rates would increase the aggregate net loss of our International markets for the nine months ended September 30, 2025, by approximately $6.5 million.

Our foreign currency translation rates decreased by approximately 0.7% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and increased 3.3% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that material information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q and have determined that such disclosure controls and procedures were effective.

(b)	Changes in internal control.

There has been no change in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 31, 2025, a purported securities class action captioned Simons v. AMC Entertainment Holdings, Inc., No. 1:25-cv-09042-JLR, was filed by a purported former holder of AMC Preferred Equity Units against the Company in the United States District Court for the Southern District of New York. The complaint asserts a claim under Section 10(b) of the Exchange Act based on allegedly false and misleading public statements and omissions by the Company during the period from August 18, 2022 to November 1, 2023 concerning the conversion of the AMC Preferred Equity Units. The original complaint alleged damages of at least $178 million, plus pre-judgment interest. On June 8, 2026, Plaintiff informed the court that he no longer intends to pursue claims on a class-wide basis and sought leave to file an amended complaint to assert individual claims, which was granted by the court on June 9, 2026. On August 10, 2026, Plaintiff filed an amended complaint seeking recovery on an individual basis alleging damages of approximately $40,500 and, as a result, the Company no longer considers this action material. We do not expect to provide further updates regarding this action.

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

From January 1, 2020 through November 3, 2026, the outstanding shares of our Common Stock have increased by 887,396,630 shares (on a Reverse Stock Split (as defined below) adjusted basis) in a combination of at-the-market sales, forward sales, conversion of Series A Convertible Participating Preferred Stock, shareholder litigation settlement, conversion of Class B common stock, conversion of notes, exchanges of notes, consent fee payments, transaction fee payments, and equity grant vesting. On March 14, 2023, we held a special meeting of our stockholders and obtained the requisite stockholder approval for certain amendments to the Company’s Third Amended and Restated Certificate of Incorporation to increase the Company’s total number of authorized shares of Common Stock and to effectuate a reverse split at a ratio of one share of Common Stock for every ten shares of Common Stock (the “Charter Amendments”) and on August 14, 2023, we filed the amendment to our certificate of incorporation implementing the Charter Amendments, effective as of August 24, 2023. In accordance with the Charter Amendments, we increased the total number of authorized shares of Common Stock from 524,173,073 to 550,000,000 shares of Common Stock and effectuated a reverse stock split at a ratio of one share of Common Stock for every ten shares of Common Stock outstanding (the “Reverse Stock Split”). In accordance with the terms of the Certificate of Designations governing the Series A Convertible Participating Preferred Stock, following the effectiveness of the Charter Amendments all outstanding shares of our Series A Convertible Participating Preferred Stock converted into 99,540,642 shares of Common Stock. In addition, as described below, on December 10, 2025, following approval by our stockholders at the Annual Meeting (as defined herein), we increased the total number of authorized shares of Common Stock from 550,000,000 to 1,100,000,000.

On July 22, 2024, the Company and certain of its subsidiaries consummated a series of refinancing transactions (the “2024 Refinancing Transactions”) pursuant to which Muvico issued $414.4 million aggregate principal amount of Existing Exchangeable Notes that are exchangeable into shares of Common Stock. On July 1, 2025, the Company and Muvico commenced the 2025 Refinancing Transactions pursuant to which the Company issued 79,800,000 shares of Common Stock in exchange for $143.0 million aggregate principal amount of Existing Exchangeable Notes. Subsequently, on July 24, 2025, the Company exchanged approximately $194.4 million aggregate principal amount of Existing Exchangeable Notes for Muvico’s New Exchangeable Notes on a dollar-for-dollar basis. On September 30, 2025, $39.9 million aggregate principal amount of New Exchangeable Notes were cancelled pursuant to a downward adjustment feature in the New Exchangeable Notes, which represented the maximum possible downward adjustment under the New Exchangeable Notes.

As of September 30, 2026, approximately $116.1 million aggregate principal amount of Existing Exchangeable Notes were outstanding, including interest paid-in-kind in the form of additional Existing Exchangeable Notes (“PIK Notes”) to the holders thereof. If the outstanding Existing Exchangeable Notes were exchanged fully into shares of Common Stock as of September 30, 2026, they would be converted into an aggregate of approximately 23.1 million shares of Common Stock. If the outstanding Existing Exchangeable Notes were converted fully into shares of our Common Stock at maturity, and we were to elect to issue additional Existing Exchangeable Notes as PIK Notes on such outstanding Existing Exchangeable Notes and PIK Notes to the full extent permitted during the life of the Existing Exchangeable Notes (without regard to any limitations on our authorized share capital or on the exchange therein and giving effect to the changes in the applicable make-whole fee over the period), such Existing Exchangeable Notes (including PIK Notes) would be convertible at maturity into an aggregate of approximately 27.8 million shares of Common Stock.

At the Company’s 2025 Annual Meeting of Stockholders held on December 10, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the total number of authorized shares of Common Stock from 550,000,000 shares to 1,100,000,000 shares (the “Authorized Share Increase”), which additional shares may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. Accordingly, we may issue additional shares of Common Stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, and to settle exchanges of the Existing Exchangeable Notes, including any PIK Notes, or for other purposes. Furthermore, in connection with the 2025 Refinancing Transactions and the issuance of the New Exchangeable Notes, we paid a consent fee to certain consenting holders of the Existing Exchangeable Notes of 10.9 million shares of Common Stock. Additionally, as consent fees for amending their respective indentures to provide us with greater flexibility to refinance our capital structure, we paid a consent fee of 4.5 million shares of Common Stock to consenting holders of the New Exchangeable Notes and 17.7 million shares of Common Stock to consenting holders of the New 2029 Notes. In addition, in connection with the Authorized Share Increase, the New Exchangeable Notes became exchangeable for shares of our

Common Stock. In May 2026, we exchanged 142.1 million shares of Common Stock for the New Exchangeable Notes, including accrued and unpaid interest, representing the exchange in full of the New Exchangeable Notes for shares of Common Stock.

As of November 3, 2026, there were 892,604,638 shares of Common Stock issued and outstanding. In addition, as described above, shares of Common Stock may be used to settle exchanges of the Existing Exchangeable Notes, including any additional Existing Exchangeable Notes or interest paid in-kind by issuing Existing Exchangeable Notes, or for other purposes. We may also issue preferred equity securities or securities convertible into, or exchangeable for, or that represent the right to receive, shares of Common Stock or acquire interests in other companies, or other assets by using a combination of cash and shares of Common Stock, or just shares of Common Stock. Additionally, vesting of outstanding awards pursuant to our equity compensation program results in the issuance of new shares of Common Stock, net of any shares withheld to cover tax withholding obligations upon vesting. Any of these events may significantly dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of our shares of Common Stock.

As of November 3, 2026, we had approximately 143,258,701 authorized shares of Common Stock that have not been issued or reserved for issuance in connection with our employee plans or exchanges under the Existing Exchangeable Notes. As a result, we may in the future seek to obtain the requisite stockholder approval for the authorization of an additional number of authorized and unissued and unreserved shares of Common Stock, which may be used for at-the-market sales, exchanges of notes, private placement transactions, equity grant vesting and other dilutive issuances. These future issuances may be dilutive and may result in a decline in the market price of our Common Stock. The remaining authorized shares assume that no additional PIK interest is paid on the Existing Exchangeable Notes.

The market price and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses.

The market prices and trading volume of our shares of Common Stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Common Stock to incur substantial losses. For example, during 2026 to date, the market price of our Common Stock has fluctuated from an intra-day low on the New York Stock Exchange (“NYSE”) of $0.93 per share on March 27, 2026 to an intra-day high on the NYSE of $3.40 on September 28, 2026. The last reported sale price of our Common Stock on the NYSE on November 3, 2026, was $3.28 per share. During 2026 to date, daily trading volume ranged from approximately 9,912,400 to 186,756,900 shares.

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

Future increases or decreases in the market price of our Common Stock may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of Common Stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

•	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•	restrictions on our ability to pay dividends or other distributions;
•	publication of research reports by analysts or others about us or the motion picture exhibition industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•	changes in market interest rates that may cause purchasers of our shares to demand a different yield;
•	changes in market valuations of similar companies;
•	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•	additions or departures of key personnel;
•	actions by institutional or significant stockholders;
•	short interest in our securities and the market response to such short interest;
•	the dramatic increase or decrease in the number of individual holders of our Common Stock and their participation in social media platforms targeted at speculative investing;
•	speculation in the press or investment community about our company or industry;
•	strategic actions by us or our competitors, such as acquisitions or other investments;
•	legislative, administrative, regulatory or other actions affecting our business or our industry, including positions taken by the Internal Revenue Service;
•	strategic actions taken by motion picture studios such as the shuffling of film release dates;
•	investigations, proceedings, or litigation that involve or affect us;
•	recent trends in the theatrical exhibition industry;
•	the occurrence of any of the other risk factors included or incorporated by reference in our Annual Report on Form 10-K; and
•	general market and economic conditions.

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

On September 24, 2026, the Company’s stockholders approved the First Amendment to the Company’s 2024 Equity Incentive Plan (as amended, the “Equity Incentive Plan”), which increased the number of shares of Common Stock available for issuance under the Equity Incentive Plan from 25,000,000 to 50,000,000 shares, and the Company filed a registration statement on Form S-8 on September 24, 2026 to register the additional 25,000,000 shares. Notwithstanding this increase, based on currently anticipated grant practices, the Equity Incentive Plan may have insufficient available shares to make additional grants at historic levels through the 2027 Annual Meeting of Stockholders. As required by NYSE rules, the Company intends to ask its stockholders for approval to allocate additional shares to the Equity Incentive

Plan at the 2027 Annual Meeting of Stockholders. There can be no assurance that the stockholders will approve additional shares. The absence of a sufficient number of shares available under the Equity Incentive Plan may create challenges for executive recruitment and retention. Absent additional shares, the Company could issue equity-related awards to be settled in cash. The issuance of such awards may mitigate short-term risks related to executive recruitment and retention, but cash settlements of such awards would negatively impact our cash flow and would require the Company to account for these awards based on the fair value of the related equity at the end of each reporting period, giving effect to the portion of services rendered during the requisite service periods. Until such time as the stockholders approve additional shares for the Equity Incentive Plan, additional equity-related awards made to executives may need to be settled in cash. Continued issuance of cash-settled awards may not be sustainable depending on the Company’s cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

Except as set forth below, in the third quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of AMC adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K. Additionally, Holdings did not adopt or terminate any Rule 10b5-1 trading arrangement during the third quarter of 2026.

On September 28, 2026, Daniel E. Ellis, Executive Vice President, Chief Operations, Development and Marketing Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the purchase of shares of the Company’s Common Stock with an aggregate purchase price of up to $26,400 through December 16, 2027, with the aggregate number of shares to be purchased dependent upon the prices at which purchases are effected under the arrangement. The 10b5-1 trading arrangement was adopted in compliance with the Company’s Insider Trading Policy.

2027 Annual Meeting

The Company plans to hold its 2027 Annual Meeting of Stockholders (the “2027 Annual Meeting”) on June 10, 2027. The time and location of the 2027 Annual Meeting will be specified in the 2027 proxy statement. Because the 2027 Annual Meeting will be more than thirty (30) days prior to the anniversary of the Company’s 2026 Annual Meeting of Stockholders, the Company is disclosing a new deadline for submission of stockholder proposals for inclusion in the 2027 proxy statement pursuant to Rule 14a-8 under the Exchange Act. In accordance with Rule 14a-5(f) of the Exchange Act, the Company is hereby informing stockholders that to be considered for inclusion in the 2027 proxy statement, stockholder proposals submitted under Rule 14a-8 of the Exchange Act must be in writing and received by the Corporate Secretary at the Company’s principal offices at One AMC Way, 11500 Ash Street, Leawood, Kansas 66211, no later than 5:00 pm Central Time on March 9, 2027, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Such proposals must also comply with the remaining requirements of Rule 14a-8. Any proposal submitted after the foregoing deadline will not be considered timely and will be excluded from the 2027 proxy statement.

Additionally, in accordance with the advance notice provisions set forth in the Company’s Bylaws, in order for a stockholder proposal submitted outside of Rule 14a-8 or a director nomination submitted by a stockholder to be considered timely, it must be received by the Corporate Secretary not earlier than February 10, 2027, and no later than March 12, 2027. In addition to satisfying the foregoing requirements under the Company’s Bylaws, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the

Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than April 11, 2027.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1

8.875% First Lien Notes due 2031 Indenture, by and among AMC Entertainment Holdings, Inc., the guarantors party thereto from time to time and GLAS Trust Company LLC, as trustee and collateral agent, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

4.2

Form of 8.875% First Lien Note due 2031 (included as Appendix I to Exhibit A to Exhibit 4.1 thereto) (incorporated by reference from Exhibit 4.2 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.1

Amended and Restated Credit Agreement, by and among AMC Entertainment Holdings, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.3 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.2

Second Lien Credit Agreement, by and among AMC Entertainment Holdings, Inc., the lenders party thereto and U.S. Bank Trust Company, National Association, as administrative agent and collateral agent, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.4 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.3

Joinder No. 6 to the First Lien Intercreditor Agreement, dated as of April 24, 2020, among, inter alios, AMC Entertainment Holdings, Inc., the other Grantors party thereto, the collateral agent for the Credit Agreement Secured Parties, the Controlling Collateral Agent, the collateral agent for the holders of the 6.00%/8.00% Cash/PIK Toggle Senior Secured Exchangeable Notes due 2030 issued by Muvico, LLC, and each Additional Agent party thereto, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.5 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.4

AMC First Lien/Second Lien Intercreditor Agreement, among AMC Entertainment Holdings, Inc., the other Grantors party thereto, the Senior Credit Agreement Agent, the Senior 1L Notes Agent, the Exchangeable Notes Agent, the Junior Credit Agreement Agent and each Additional Junior Agent party thereto, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.6 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.5

Second Amended and Restated Centertainment First Lien/Second Lien Intercreditor Agreement, among Muvico, LLC, Centertainment Development, LLC, AMC Entertainment Holdings, Inc., the other Centertainment Group Grantors party thereto, the Senior Credit Agreement Agent, the Senior 1L Notes Agent, the Intermediate Credit Agreement Agent, the Exchangeable Notes Agent, and each Additional Senior Agent and each Additional Junior Agent party thereto, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.7 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.6

Centertainment/Odeon First Lien Intercreditor Agreement, among Muvico, LLC, Centertainment Development, LLC, AMC Entertainment Holdings, Inc., the other Grantors party thereto, the collateral agent for the Credit Agreement Secured Parties, the collateral agent for the Initial Additional First Lien Secured Parties and each Additional Agent party thereto, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.8 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.7

Centertainment/Odeon First Lien/Intermediate Lien Intercreditor Agreement, among Muvico, LLC, Centertainment Development, LLC, AMC Entertainment Holdings, Inc., the other Grantors party thereto, the Senior Credit Agreement Agent, the Senior 1L Notes Agent, the Junior Credit Agreement Agent and each Additional Junior Agent party thereto, dated as of October 5, 2026 (incorporated by reference from Exhibit 4.9 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on October 6, 2026).

10.8

First Amendment to the AMC Entertainment Holdings, Inc. 2024 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMC’s Current Report on Form 8-K (File No. 1-33892) filed on September 24, 2026).

*10.9	AMC Entertainment Holdings, Inc. Non-Employee Director Compensation Program, Amended & Restated, Effective January 1, 2027.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 906 Certifications of Adam M. Aron (Chief Executive Officer) and Sean D. Goodman (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

**101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)

*     Filed or furnished herewith, as applicable.

**   Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT HOLDINGS, INC.

Date: November 4, 2026	/s/ Adam M. Aron
Adam M. Aron
Chairman of the Board, Chief Executive Officer and President

Date: November 4, 2026	/s/ Sean D. Goodman
Sean D. Goodman
Executive Vice President, International Operations, Chief Financial Officer and Treasurer